Form 10-Q
period 2021-09-30
Healthcare Triangle, Inc.
filed 2021-11-23
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-40903

HEALTHCARE TRIANGLE, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-3559776
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4309 Hacienda Dr., Suite 150

Pleasanton, CA 94588

(Address of principal executive offices)

(925) 270-4812

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐
Smaller reporting company	☒	Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act):

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	HCTI	The Nasdaq Stock Market LLC

1

PART I

FINANCIAL INFORMATION

Item 1. Financial statements

HEALTHCARE TRIANGLE INC

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$1,148,429	$1,402,700
Accounts receivable	5,909,429	6,396,150
Contract asset/ unbilled revenue	763,601	—
Other current assets	691,364	228,848
Total current assets	8,512,823	8,027,698

Property and equipment, net	51,809	15,786
Intangible assets, net	2,000,116	2,619,076

Due from affiliates	826,303	445,003
Total Assets	$11,391,051	$11,107,563

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,632,143	$4,349,638
Other current liabilities	415,351	491,780
Convertible notes	1,952,672	754,400
Warrant liability	2,347,616	885,600
Payroll protection program loan	1,068,530	—
Deferred revenue	266,975	297,775
Total current liabilities	8,683,287	6,779,193

Long-term liabilities
Total current and long-term liabilities	8,683,287	6,779,193
Stockholders' equity
Preferred stock, par value $0.00001; 10,000,000 authorized

Common stock, par value $0.00001; 100,000,000 authorized 29,988,750 and 27,900,000 shares issued and outstanding	300	279
6,000 shares of our Series A Super Voting Preferred Stock (which provide him with 1,000 votes per share as of September 30, 2021 and December 31, 2020 respectively	1	—
Additional paid-in capital	1,924,854	1,042,021
Retained earnings	782,609	3,286,070
Total stockholders' equity	2,707,764	4,328,370
Total liabilities and stockholders' equity	$11,391,051	$11,107,563

HEALTHCARE TRIANGLE INC

Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net revenue	$8,078,348	$7,360,560	$26,080,914	$22,344,093

Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,351,748	5,358,695	17,828,791	16,162,776
Operating expenses
Research and development expenses	2,204,030	550,167	3,774,712	1,469,416
Sales and Marketing	1,328,399	476,650	2,801,188	1,103,486
General and Administrative	753,338	582,874	3,061,785	2,326,341
Depreciation and amortization	211,328	200,864	633,290	603,567
Net income before other income/(expenses)	(1,770,495)	191,310	(2,018,852)	678,507
Other income/(expenses)
Other income (PPP loan forgiveness)	—	—	—	—
Interest expense	(220,634)	(1,161)	(479,849)	(24,920)
Total other income	(220,634)	(1,161)	(479,849)	(24,920)

Net income (loss) before income tax expenses	(1,991,129)	190,149	(2,498,701)	653,587
Federal income tax	—	(35,938)	—	(123,796)
State income tax	(942)	(15,402)	(4,759)	(52,808)
Total income tax (expense) / benefit	(942)	(51,340)	(4,759)	(176,605)
Net income (loss)	$(1,992,071)	$138,809	$(2,503,460)	$476,983
Net income per common share—basic	$(0.069)	$0.005	$(0.087)	$0.017
Net income per common share—diluted	$(0.069)	$0.005	$(0.087)	$0.017
Weighted average shares outstanding used in per common share computations:
Basic	28,839,889	27,900,000	28,839,889	27,900,000
Diluted	28,839,889	27,900,000	28,839,889	27,900,000

HEALTHCARE TRIANGLE INC

Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Shares	Amount	Additional paid-in capital	Retained Earnings	Total stockholders’ equity
Three Months Ended September 30, 2021 and 2020:
Balance at June 30, 2021	29,398,750	$294	$1,669,772	$2,774,680	$4,444,746
Net loss				(1,992,071)	(1,992,071)
Issue of Options (ISO/NSO)			19,087		19,087
Shares issued to promoter	250,000	3	99,999		100,002
Shares issued for services	340,000	3	135,996		135,999
Balance at September 30, 2021	29,988,750	300	$1,924,854	$782,609	$2,707,763
Credit Series A Super Voting Preferred Stock	6,000	1	—	—	1
Balance at June 30, 2020	27,900,000	279	1,042,021	1,270,801	2,313,101
Net profit	—	—	—	138,808	138,809
Balance at September 30, 2020	27,900,000	279	1,042,021	1,409,610	2,451,910

Nine Months Ended September 30, 2021 and 2020
Balance at December 31, 2020	27,900,000	279	1,042,021	3,286,070	4,328,370
Net loss	—	—	—	(2,503,461)	(2,503,461)
Shares issued to promoter	250,000	3	114,133	—	114,135
Shares issued for services	1,838,750	18	735,480	—	735,499
Issue of Options (ISO/NSO)	—	—	33,220	—	33,220
Balance at September 30, 2021	29,988,750	300	1,924,854	782,609	2,707,763
Credit Series A Super Voting Preferred Stock	6,000	1	—	—	1
Balance at December 31, 2019	27,900,000	279	1,042,021	932,627	1,974,927
Net profit	—	—	—	476,983	476,983
Balance at September 30, 2020	27,900,000	279	1,042,021	1,409,610	2,451,910

HEALTHCARE TRIANGLE INC

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(2,503,460)	$476,983
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities

Depreciation and amortization	633,290	603,567
Common stock issued for services	835,501	—
Stock Compensation expenses	47,353	—
Warrant Fair valuation expenses	55,349	—
Changes in operating assets and liabilities:
(Increase)/ decrease in:
Accounts receivable	486,721	665,348
Other current assets	(462,516)	(85,584)
Contract Asset/ Unbilled Revenue	(763,601)	—
Due from related party	(381,300)	(1,040,145)
Increase/ (decrease) in:
Accounts payable and accrued expenses	(1,717,495)	(2,547,978)
Deferred revenue	(30,800)	(749,029)
Other current liabilities	(76,429)	674,950
Net cash provided by/(used in) operating activities	(3,877,388)	(2,001,889)

Cash flows from investing activities
(Purchase)/sale of property and equipment	(50,354)	18,617
Net cash provided by investing activities	(50,354)	18,617

Cash flows from financing activities
Increase in convertible note	2,604,940	—
Increase in paycheck protection program loan	1,068,530	1,183,395
Net cash provided by financing activities	3,673,470	1,183,395

Net increase (decrease) in cash and cash equivalents	(254,271)	(799,877)

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	1,402,700	974,832
Cash and cash equivalents at the end of the period	$1,148,429	$174,955

HEALTHCARE TRIANGLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1) Organization and Description of Business

Healthcare Triangle Inc. (“the Company”) was incorporated under the laws of the State of Nevada on October 29, 2019, and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (‘HCLS”) industry. On January 1, 2020, the Company acquired the Life Sciences Business of SecureKloud Technologies Inc. (Parent) and on May 8, 2020, the Company acquired Cornerstone Advisors Group LLC (Healthcare Business) from its Parent.

Healthcare Triangle, Inc. (HCTI) reinforces healthcare progress through breakthrough technology and extensive industry know-how. HCTI support healthcare providers and payors, hospitals and Pharma/Life Sciences organizations in their effort to improve health outcomes by enabling the adoption of new technologies, data enlightenment, business agility and accelerate responding to immediate business needs and competitive threats. The highly regulated HCLS industry turn to HCTI for expertise in digital transformation on the cloud, security and compliance, develops, data lifecycle management, healthcare interoperability, clinical and business performance optimization.

HCTI will concentrate on accelerating value to three healthcare sectors:

1.	Pharmaceutical companies, which require improved efficiencies in the clinical trial process. HCTI modernizes their IT infrastructure to advance the clinical trial process to drug discovery and delivery.

2.	Hospitals and health systems, which face interoperability challenges as mergers, acquisitions and partnerships drive increasing need for integrated healthcare infrastructures. HCTI's health IT expertise optimizes providers' enterprise digital structure needs connecting disparate systems and applying analytics capabilities.

3.	Life sciences, payers and all healthcare organizations must protect and secure personal health information (PHI), a regulatory compliance mandate that HCTI addresses and manages for its customers.

As an organization with the deep-rooted cloud expertise, HCTI’s technology significantly relies on Big Data, Analytics, DevOps, Security/Compliance, Identity Access Management (IAM), Machine Learning (ML), Artificial Intelligence (AI), Internet of Things (IoT) and Blockchain.

Cornerstone Advisors Group LLC.

Cornerstone Advisors Group LLC. (“Subsidiary”) which is a 100% subsidiary of SecureKloud Technologies Inc. (Parent) incorporated in the State of Connecticut, was acquired by the Company on May 8, 2020.  The Subsidiary provides executive level information technology advisory, consulting, and implementation services to the healthcare provider industry.

The Subsidiary partners with every client to drive meaningful change, add value, and maximize return on investment by delivering consulting and technology implementation services to providers. The Subsidiary’s vast areas of expertise include population health and ACO enablement, physician and post-acute care integration, EMR selection and implementation, strategy definition and total cost of ownership planning, compliance, change management, and value realization. The Subsidiary’s consulting and advisory services includes a broad range of assessment, planning, and management offerings to help IT, clinical, and executive leadership establish a shared agenda, align IT strategy with business and clinical objectives, and to fully capitalize on an organization’s investment in technology.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had, and is likely to continue to have, a severe and unprecedented impact on the world and on our business. Measures to prevent its spread, including government-imposed restrictions on large gatherings, closures of face-to-face events, “shelter in place” health orders and travel restrictions have had a significant effect on certain of our business operations. In response to these business disruptions, which include a transition to remote working, reducing certain of our discretionary expenditures and eliminating non-essential travel particularly with respect to COVID-19 impacted operation and complying with health and safety guidelines to protect employees, contractors, and customers.
7

The Company reported sequential growth in revenue in 2020; the Healthcare revenue was lower in the second and third quarters of 2020 due to COVID-19 as many hospitals delayed investments in new projects or upgrade; however, the Company witnessed strong growth in Life Sciences revenue due to investments in research and development for drug discovery to address COVID-19 challenges and Healthcare revenues have returned to pre-COVID-19 levels in the fourth quarter 2020. There has been no major impact on account of COVID-19 during the quarter ended September 30, 2021.

The Company has obtained necessary funding to manage our short-term working capital requirements. The Company has not altered any credit terms with its customers and the realisation from the customers have generally been on time. The Company has been able to service its debt and other obligations on time. There has been no material impact on the operational liquidity and capital resources on account of COVID-19.

Because of COVID-19, Healthcare and Life Sciences organizations are accelerating research, rethinking patient care, and maintaining clinical and operational continuity during this unprecedented time for the global health system. COVID-19 has necessitated the adoption of digital communication channels and remote working technology within the Healthcare and Life Sciences industry at a rapid pace.

2) Summary of Significant Accounting Policies

During the periods presented, the Parent performed certain corporate functions for the Life Sciences and Healthcare Business. Therefore, certain corporate costs, including compensation costs for corporate employees, have been allocated from Parent. These allocated costs are for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology which are not provided at the HCLS Business. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of cost, headcount, or other measures we have determined as reasonable. The Consolidated Financial Statements do not necessarily include all the expenses that would have been incurred or held by the HCLS had it been a separate, standalone company. It is not practicable to estimate actual costs that would have been incurred had the HCLS been a separate standalone company during the periods presented. The Company expects to incur additional expenses as a separate, standalone company; however, we do not expect the cost to be materially different had the company operated as a separate standalone company.

The management believes that the assumptions underlying the Consolidated Financial Statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the HCLS Business during the periods presented. Nevertheless, the Consolidated Financial Statements may not be indicative of the HCLS Businesses’ future performance.

Accounting Policies

Use of Estimates

The financials are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and pursuant to the rules and regulations of the SEC.

The GAAP requires us to make estimates, judgments and assumptions that affect the financial statements and the notes thereto. These estimates are based on information available as of the date of the financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:

•	the standalone selling price for each distinct performance obligation

•	the determination of the period of benefit for amortization of deferred costs.

•	the fair value of assets acquired, and liabilities assumed for business combinations.

Segment Information

The management has chosen to organize the Company around differences in products and services and segregated the reporting segments as Software Services, Managed Services and Support, and Platform Services.

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company define the term ‘‘chief operating decision maker’’ to be the Chief Executive Officer. The Chief Executive Officer along with the management team reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance.

Accordingly, the Company has determined that it operates in three distinct reportable operating segments, and all required financial segments information can be found in the consolidated financial statements.

Expenses included in segment operating profit consist principally of direct selling, delivery costs and research and development expenses. Certain Sales and Marketing expenses, General and Administrative expenses, depreciation and amortization are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.

Revenue by Operating Segment

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$2,307,055	$2,560,460	$(253,405)	(10%)
Managed Services and Support	4,673,173	3,975,870	697,303	18%
Platform Services	1,098,120	824,230	273,890	33%
Revenue	$8,078,348	$7,360,560	$717,788	10%

Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$8,248,478	$9,715,209	$(1,466,731)	(15%)
Managed Services and Support	14,203,583	10,315,049	3,888,534	38%
Platform Services	3,628,853	2,313,835	1,315,018	57%
Revenue	$26,080,914	$22,344,093	$3,736,821	17%

Operating profit by Operating Segment

Three Months Ended September 30, 2021 and 2020
	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$80,775	$158,482	$(77,707)	(49%)
Managed Services and Support	1,465,626	1,218,935	246,691	20%
Platform Services	(1,545,495)	(294,288)	(1,251,207)	(425%)
Total segment operating profit	906	1,083,130	(1,082,223)	(100%)
Less: unallocated costs	1,771,401	891,820	879,581	99%
Income from operations	(1,770,495)	191,310	(1,961,804)	(1025%)
Interest expense	220,634	1,161	219,473	18903%
Net income (loss) before income tax expenses	$(1,991,129)	$190,149	$(2,181,277)	(1147%)

Nine Months Ended September 30, 2021 and 2020
	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$1,069,703	$1,369,035	$(299,332)	(22%)
Managed Services and Support	3,793,958	2,669,241	1,124,717	42%
Platform Services	(1,639,374)	(618,000)	(1,021,374)	(165%)
Total segment operating profit	3,224,287	3,420,276	(195,989)	(6%)
Less: unallocated costs	5,243,139	2,741,769	2,501,370	91%
Income from operations	(2,018,852)	678,507	(2,697,359)	(398%)
Interest expense	479,849	24,920	454,929	1826%
Net income (loss) before income tax expenses	$(2,498,701)	$653,587	$(3,152,288)	(482%)

Revenue from top 5 customers

Three Months Ended September 30, 2021 and 2020

2021

Customer	Amount	% of Revenue
Customer 1	$2,004,478	25%
Customer 2	1,630,000	20%
Customer 3	1,400,000	17%
Customer 4	753,991	9%
Customer 5	$623,665	8%

2020

Customer	Amount	% of Revenue
Customer 1	$4,448,401	60%
Customer 2	638,651	9%
Customer 3	628,437	9%
Customer 4	443,544	6%
Customer 5	$295,366	4%

Nine Months Ended September 30, 2021 and 2020

2021

Customer	Amount	% of Revenue
Customer 1	$11,295,093	43%
Customer 2	2,604,726	10%
Customer 3	2,131,360	8%
Customer 4	1,799,010	7%
Customer 5	$1,630,000	6%

2020

Customer	Amount	% of Revenue
Customer 1	$12,912,514	58%
Customer 2	1,798,496	8%
Customer 3	1,445,472	6%
Customer 4	1,032,207	5%
Customer 5	$768,345	3%

Revenue Recognition

We recognize revenues as we transfer control of deliverables (services, solutions, and platform) to our clients in an amount reflecting the consideration to which we expect to be entitled. To recognize revenues, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenues when a performance obligation is satisfied. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We apply judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

For performance obligations where control is transferred over time, revenues are recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the deliverables to be provided.

Software Services

The Company enters into contractual obligations with the customers to perform (i) Strategic advisory services which include assessment of the enterprise network, applications environment and advise on the design and tools; (ii) Implementation services which include deployment, upgrades, enhancements, migration, training, documentation and maintenance of various electronic health record systems and (iii) Development services which include customization of network and applications in the public cloud environment.

Revenue from Strategic advisory, Implementation and Development services are distinct performance obligation and is recognized on time-and-material or fixed-price project basis. Revenues related to time-and-material are recognized over the period the services are provided using labor hours. Revenues related to fixed-price contracts are recognized as the service is performed using the cost-to-cost method, under which the total value of revenues is recognized based on the percentage that each contract’s total labor cost to date bears to the total expected labor costs. The cost-to-cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information; such estimates and changes in estimates involve the use of judgment. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately, where appropriate.

We may enter into contracts that consist of multiple performance obligations. Such contracts may include any combination of our deliverables. To the extent a contract includes multiple promised deliverables, we apply judgment to determine whether promised deliverables are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a combined performance obligation. For contracts with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the customer. When not directly observable, we estimate standalone selling price by using the expected cost plus a margin approach. We establish a standalone selling price range for our deliverables, which is reassessed on a periodic basis or when facts and circumstances change.

Managed Services and Support

The Company has standard contracts for its Managed Services and Support, however the statement of work contained in such contracts is unique for each customer. A typical Managed Services and Support contract would provide for some or all of the following types of services being provided to the customer: Cloud hosting, Continuous monitoring of applications, security and compliance and support.

Revenue from Managed services and support is a distinct performance obligation and recognized based on SSP (standalone selling price), ratably on a straight-line basis over the period in which the services are rendered. Contract with customers includes subcontractor services or third-party cloud infrastructure services in certain integrated services arrangements. In these types of arrangements, revenue is recognized net of costs when the Company is acting as an agent between the customer and the vendor, and gross when the Company is the principal for the transaction. In doing so, the Company first evaluates whether it controls the platform or service before it is transferred to the customer. The Company considers whether it has the primary obligation to fulfil the contract, pricing discretion and other factors to determine whether it controls the platform or service and therefore is acting as a principal or an agent. Payment for managed services and support is due monthly.

Platform Services

The Company has standard contracts for its Platform Services, however the statement of work contained in such contracts is unique for each customer. A typical Platform Services contract would provide for some or all of the following types of services being provided to the customer: Data Analytics, Backup and Recovery, through our Platform.

The revenue from Platform services is a distinct performance obligation and recognized based on SSP. During the periods presented the Company generated revenue from Platform services on a fixed-price solutions delivery model. Revenues related to fixed-price contracts are recognized as the service is performed using the cost-to-cost method, under which the total value of revenues is recognized based on the percentage that each contract’s total labor cost to date bears to the total expected labor costs. The cost-to-cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information; such estimates and changes in estimates involve the use of judgment. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately, where appropriate.

Our contractual terms and conditions for Software services, Managed Services and Support and Platform services mandate that our services are documented and subject to inspection, testing at the time of delivery to customer. In addition, the Company needs to integrate seamlessly into the customers’ systems. Also, the customer has a right to cancel all, or part of the services rendered if it is not in accordance with statement of work and within the stipulated time.

Source and Timing of revenue

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$2,307,055	$2,560,460	$(253,405)	(10%)
Managed Services and Support	4,673,173	3,975,870	697,303	18%
Platform Services	1,098,120	824,230	273,890	33%
Revenue	$8,078,348	$7,360,560	$717,788	10%

Managed Services and support include Cloud hosting revenue of $388,205 and $2,402,007 for the three months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$8,248,478	$9,715,209	$(1,466,731)	(15%)
Managed Services and Support	14,203,583	10,315,049	3,888,534	38%
Platform Services	3,628,853	2,313,835	1,315,018	57%
Revenue	$26,080,914	$22,344,093	$3,736,821	17%

Managed Services and support include Cloud hosting revenue of $7,340,476 and $6,779,935 for the nine months ended September 30, 2021 and 2020.

Timing of Revenue Recognition quarter ended September 30,2021 and 2020.

Three Months Ended September 30,

Timing of Revenue Recognition	Software Services		Managed Services		Platform Services		Total Revenue
	2021	2020	2021	2020	2021	2020	2021	2020
Transferred to a point of time	$2,307,055	$2,560,460	$—	$—	$1,098,120	$824,230	$3,405,175	$3,384,690
Transferred over time	—	—	4,673,173	3,975,870	—	—	4,673,173	3,975,870
Total Revenue	$2,307,055	$2,560,460	$4,673,173	$3,975,870	$1,098,120	$824,230	$8,078,348	$7,360,560

Timing of Revenue Recognition Nine months ended September 30,2021 and 2020.

Nine Months Ended September 30,

Timing of Revenue Recognition	Software Services		Managed Services		Platform Services		Total Revenue
	2021	2020	2021	2020	2021	2020	2021	2020
Transferred to a point of time	$8,248,478	$9,715,208	$—	$—	$3,628,853	$2,313,835	$11,877,331	$12,029,043
Transferred over time	—	—	14,203,583	10,315,050	—	—	14,203,583	10,315,050
Total Revenue	$8,248,478	$9,715,208	$14,203,583	$10,315,050	$3,628,853	$2,313,835	$26,080,914	$22,344,093

Various economic factors affect revenues and cash flows. Software services are provided on time-and-material and fixed-price project basis and generally sales are collected within two months. Managed services are provided ratably over the term of the contract and cash flows generally are collected monthly. Platform services are delivered over several months; revenues and cash flows occur based on stages of completion.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deferred revenue (contract liabilities) on the Consolidated Balance Sheet. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, generally monthly upon achievement of contractual milestones. Generally, billing occurs after revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These deposits are liquidated when revenue is recognized.

The beginning and ending contract balances were as follows:

	September 30, 2021	December 31, 2020
Accounts Receivable	5,909,429	6,396,150
Unbilled Revenue	763,601	—
Deferred Revenue	266,975	297,775

Revenue  recognized for the quarter ended September 30, 2021, and December 31, 2020, that was included in the contract liability balance at the beginning of each period was $266,975 and $749,029, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the quarter ended September 30, 2021 and year ended December 31, 2020 the Company did not provide allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease terms or the useful lives of the improvements. The Company charges repairs and maintenance costs that do not extend the lives of the assets to expenses as incurred.

Intangible Assets

We capitalize certain costs incurred for the platform development when it is determined that it is probable that the platform will be completed and will be used as intended. Costs related to preliminary project activities, post-implementation activities, training, and maintenance are expensed as incurred. Customer relationship and platform development are amortized based on finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred and classified under research and development expenses until technological feasibility has been established, at which time any additional costs would be capitalized. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Software development costs charged to expense for the quarters ended September 30, 2021, and 2020 was $2,204,030 and $550,167 respectively.

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment pattern. Additionally, if it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific allowance for doubtful accounts may be recorded to reduce the related receivable to the amount expected to be recovered.

Although we believe that our approach to estimates and judgments regarding our allowance for doubtful accounts is reasonable, actual results could differ and we may be exposed to increases or decreases in required allowances that could be material.

Business Combinations

As per ASC 805-50 a common-control transaction does not meet the definition of a business combination because there is no change in control over the net assets. The accounting for these transactions are addressed in the “Transactions Between Entities Under Common Control”. The net assets are derecognized by the transferring entity and recognized by the receiving entity at the historical cost of the parent of the entities under common control. Any difference between the proceeds transferred or received and the carrying amounts of the net assets is recognized in equity in the transferring and receiving entities’ separate financial statements and eliminated in consolidation. The change in accounting principle is applied retroactively for all periods presented.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and consultants in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options over the instruments vesting period. Options awarded to purchase shares of common stock issued to non-employees do not need to be remeasured as per ASU 2018-07 principles.

The Company adopted the “2020 Stock Incentive Plan” (Plan). The Company has reserved 4,000,000 shares of the Company’s Common stock.

Income taxes

Income taxes have been provided for using an assets and liability approach in which deferred tax assets and liabilities are recognized for the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets when, based on available evidence, it is not “more-likely-than-not” that a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rate and laws.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. FASB ASC 820 defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. That framework provides a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Certain financial instruments are carried at cost on the balance sheet, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash, accounts receivable, accounts payable and accrued expenses and other liabilities.

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended September 30, 2021 and 2020 were Nil.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarters ended September 30, 2021 and 2020 sales to five major customers accounted for approximately 79% and 88% of total revenue respectively. For the quarter ended September 30, 2021 and year ended December 31, 2020 accounts receivable from five major customers accounted for approximately 78% and 88% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through September 30, 2021) per institution. The Company had a cash balance for the quarter ended September 30, 2021 of $1,148,429 and $1,402,700 on December 31, 2020.

4) Property and Equipment

Property and equipment consisted of the following at,

	September 30,2021	December 31 2020
Furniture and Equipment	$117,876	$87,790
Less: Accumulated depreciation	(66,067)	(72,004)
Net Fixed Assets	$51,809	$15,786

Depreciation expenses for the quarters ended September 30, 2021, and September 30, 2020 were $ 5,009 and $ 6,480, respectively.

5) Intangible Assets

The Company’s intangible assets consist primarily of intellectual property and customer relationship it acquired through various acquisitions. We capitalize certain costs incurred for the platform development when it is determined that it is probable that the platform will be completed and will be used as intended. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized.

Intangible assets consist of the following on

	September 30, 2021	December 31 2020
Customer relationships	$2,648,941	$2,648,941
Intellectual property	1,000,000	1,000,000
Product development	477,457	477,457
	4,126,398	4,126,398
Accumulated amortization	(2,126,282)	(1,507,322)
Net Intangible Assets	$2,000,116	$2,619,076

Amortization expense for the quarters ended September 30, 2021 and 2020 were $206,320 and $194,384 respectively. This amortization expense relates to capitalized software expenses, intellectual property, and customer lists.

Nature of Intangibles	Useful Life
Customer relationships	5 years
Intellectual property	5 years
Product development	5 years

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next three years are as follows:

September 30,
2022	$825,280
2023	825,280
2024	349,556
Total	$2,000,116

6) Due from Related Party

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with its parent.

As per the Master Services Agreement, parent provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months which is extendable based on mutual consent. The parent charges for the services at cost plus margin. The invoices are settled within sixty days as per the agreement.

As per the terms of the Shared Services and Rental Sublease Agreement, the cost incurred by the parent on behalf of the Company are settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company paid $49,272 and $96,262 for the quarters ended September 30, 2021, and 2020 respectively.

The Company do not have any signed lease agreement on its name and currently operates from three office locations leased by the Parent. The Company paid rent of $54,177 and $41,703 for the quarters ended September 30, 2021, and 2020 respectively.

The balance receivable from related parties as of September 30, 2021, was $826,303 and for the year ended December 31, 2020 was $445,003.

7) Business Combination

Effective May 8, 2020, the Company acquired the entire equity of Cornerstone Advisory Services LLC in exchange for a promissory note. In accordance with the terms of the Equity Purchase Agreement dated May 8, 2020, the Company acquired 100% of the equity of Cornerstone Advisory Services LLC for a total consideration of $7,000,000. The total purchase price of $7,000,000 was allocated to net working capital of $4,700,000 and intangibles of $2,300,000, taking into consideration projected revenue from the acquired list of Subsidiary’s customers over a period of five years.

8) Equity Transactions

The Company issued 2,300,000 common stocks at $0.001 per share to founders, management and consultants during the year ended December 31, 2019. The Company issued 25,500,000 common stocks as part of the reorganization plan towards the “Life Sciences” division from the Parent and 100,000 common stocks as consideration for services rendered during the year ended December 31, 2020. The Company issued 590,000 shares towards services rendered and recognized expenses of $236,000 during the quarter ended September 30, 2021.

9) Debt Securities

A. Convertible Note

The Company during the period commencing December 29, 2020, and ending on February 10, 2021, entered into several Securities Purchase Agreements with certain investors pursuant to which we issued the Convertible Notes and the Warrants. Each Convertible Note accrues interest at a rate of 10% per annum, which is payable quarterly on the first day of January, April, July, and October, beginning on the first such date after the issuance of such Convertible Note and ends on the maturity date of such Convertible Note. The maturity date of the Convertible Notes is the earlier of 9 months from their issuance date or the closing of the Company’s Initial Public offering, subject to a three-month extension at the option of the Company; provided, however, if we exercise this option with respect to any Convertible Note, the outstanding principal amount of such Convertible Note will increase by 30% and the interest rate thereon will increase to 15% per annum. The Convertible Notes are convertible in whole or in part, at the option of the holder during the seven-day period immediately prior to the closing of the Company’s Initial Public Offering. The total number of shares that any Convertible Note may be converted into is calculated by dividing (x) the outstanding principal amount of such Convertible Note plus any unpaid accrued interest and any fees and any and all other outstanding amounts owing thereon by (y) a conversion price equal to 60% of the offering price of the common stock in the Company’s Initial Public Offering. The number of shares of common stock that the Convertible Notes are convertible into is subject to certain customary adjustments in the event of stock dividends and splits, issuance of options, subsequent rights offerings, and pro rata distributions. If any Event of Default occurs, the outstanding principal amount of the Convertible Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the Convertible Noteholder’s election, immediately due and payable in cash at 130% of the aggregate of such amounts and the interest rate on the Convertible Notes shall accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law. If any amounts under any Convertible Note remain unpaid after the date that is 12 months after its issuance, the Company shall, in addition to any and all other remedies available, make monthly payments of 5% of its gross revenue for the previous month until such Convertible Note is paid in full.

The Company completed a private placement of Convertible notes raising an aggregate of $4,244,940 as of September 30, 2021, and nil as of September 30, 2020. The proceeds from Convertible note have been utilized for working capital purposes. The Company has allocated the proceeds from Convertible note between promissory notes and warrants; as of September 30, 2021, the Company has reported a Convertible note liability of $1,952,672 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

Interest expenses on convertible note for the quarter ended September 30, 2021 is $106,996 and for September 30, 2020, is nil.

B. Common Stock Warrants

In connection with the issue of Convertible note, the Company also issued Warrants to each investor which entitles the holder thereof to purchase a number of shares of our common stock equal to 50% of the number of shares that Convertible Note issued with such Warrant is convertible into at a price equal to 120% of the conversion price of such Convertible Note (i.e., 72% of the offering price per share of the common stock in the Company’s Initial Public Offering). Upon the occurrence of a clause (i) Event of Default, the number of shares underlying each Warrant will increase to 75% of the number of shares that Convertible Note issued with such Warrant is convertible into. Each Warrant expires on the second anniversary of its issuance. The warrant is exercisable for cash.

The warrants are subject to certain customary adjustments in the event of stock dividends and splits, issuance of options, subsequent rights offerings, and pro rata distributions.

Warrant holders have “piggyback” registration rights as set forth therein and a breach of such rights with respect to any Warrant would result in an increase by 25% of the shares of our common stock underlying such Warrant.

As of September 30, 2021, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants

The Warrants have been valued using the Black-Scholes-Merton Option (“BSM”) pricing model that is based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock fair value and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company’s stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.

The Company has recognized cost of nil for the quarter ended September 30, 2021, and nil for the quarter ended September 30, 2020.

C. Warrant Liability

The Company has allocated the proceeds from Convertible note between promissory notes and warrants; as of September 30, 2021, the Company has reported a Warrant liability of $2,347,616 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Fair value assumptions	September 30,2021
Estimated fair value of common stock warrant	$0.40
Exercise price	$0.40
Expected volatility	45%-52%
Expected terms (in years)	2
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%

10) Provision for Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management evaluates all available evidence about future taxable income and other possible sources of realization of deferred tax assets. A valuation allowance is established to reduce deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. To the extent the Company establishes a valuation allowance or increased the allowance in any given period, an expense is recognized within the provision for income taxes in the statement of income.

The Company recognizes the tax benefit from uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters as other expense in the statement of income. Based on management’s evaluations, there are no uncertain tax positions requiring recognition as of the date of these financial statements.

Income tax expense (benefit) was computed as follows:

	September 30, 2021	September 30, 2020
Federal income tax	—	35,938
State income tax	942	15,402
Total Income taxes ,Current provision	942	51,340
Deferred Income taxes (benefit)	—	—
Total Income expenses/ (benefit)	942	51,340

The Company’s effective tax rate is 0% for the quarter ended September 30, 2021 and 27% and for the quarter ended September 30, 2020 The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

The Company files income tax returns in the U.S. federal jurisdiction, and various State jurisdictions. The Company’s federal and state income tax returns are generally subject to possible examination by the taxing authorities until the expiration of the related statute of limitations on those tax returns which is generally three years from the original filing deadline.

11 A) New Accounting Pronouncements implemented

i) In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The standard largely aligns the accounting for share-based payment awards issued to employees and non-employees by expanding the scope of ASC 718 to apply to non-employee share-based transactions, as long as the transaction is not effectively a form of financing. For public entities, ASU 2018-07 was required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, ASU 2018-07 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU 2018-07. The Company adopted ASU 2018-07 as of the required effective date of January 1, 2020. The adoption of ASU 2018-07 adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ii) In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations for operating leases and amortization and interest expense in its consolidated statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to prior guidance for operating leases today. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2020. In June 2020, the FASB issued additional guidance delaying the effective date for all entities, except for public business entities. For public entities, ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2021. The adoption of ASU 2016-02 adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

iii) In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. For public entities, ASU 2019-12 is effective for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. For nonpublic companies, ASU 2019-12 is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted. The adoption of ASU 2019-12 adoption of this standard did not have a material impact on the Company’s consolidated financial statements .

iv) In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the existing disclosure requirements for fair value measurements in ASC 820. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted average of significant unobservable inputs used for Level 3 fair value measurements. The other provisions of ASU 2018-13 include eliminated and modified disclosure requirements. For all entities, this guidance is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-13 as of the required effective date of January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

11 B) New Accounting Pronouncements (under consideration)

i) The Company qualifies as “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

12) Legal Matters

The Company is not involved in any action, arbitration and / or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal cost is expensed as incurred.

13) Share Based Compensation

The Company issued 807,500 Incentive Stock Options (ISO) on January 01, 2021 to 56 of its employees (the “Employee Stock Options”) under the Company’s 2020 Stock Incentive Plan (the “Plan”). All of the Employee Stock Options are exercisable at a per share exercise price of $0.40 and vest over a four-year period with the first 25% vesting on the one-year anniversary of the date of the grant and the remaining 75% vesting monthly over the remaining three years. The Employee Stock Options terminate on the earlier of 90 days after the applicable employee’s employment termination and 10 years after the date of the grant.

The Company issued 452,000 Non-Qualified Stock Options (NSO) on January 01, 2021 to various employees of the Parent and consultants for services rendered (“Non-Employee Stock Options”) at an exercise price of $0.40 per option. The Non-Employee Stock Options vest over a four-year period with the first 25% vesting on the one-year anniversary of the date of the grant and the remaining 75% vesting monthly over the remaining three years. The Non-Employee Stock Options issued to employees of the Parent terminate on the earlier of 90 days after the applicable employee’s employment termination and 10 years after the date of the grant. The Non-Employee Stock Options issued to consultants terminate on the earlier of 90 days after the applicable consultant’s termination and 10 years after the date of the grant.

The Company issued non-qualified stock options (“Director Stock Option”) on January 01, 2021 to three of our directors, Vivek Prakash, Lakshmanan Kannappan and Shibu Kizhakevilayil 50,000 each that are exercisable for $0.40 per option. The Director Stock Options vest over a four-year period with the first 25% vesting on the one-year anniversary of the date of the grant and the remaining 75% vesting monthly over the remaining three years. The Director Stock Options terminate on the earlier of 90 days after the applicable director’s termination from the board and 10 years after the date of the grant.

The Company and Mr. Venkatachari entered into a four year employment agreement dated July 12, 2021 pursuant to which Mr. Venkatachari will perform the duties of the Company’s Chief Executive Officer and receive an annual base salary of $300,000, a signing bonus of vested options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.40 per share, 6,000 shares of our Series A Super Voting Preferred Stock (which provide him with 1,000 votes per share), an annual cash bonus to be determined by the Compensation Committee of the board and other usual and customary perquisites. The employment agreement renews automatically for additional one-year terms until it is terminated, or a new mutually acceptable agreement is executed. In the event the agreement is terminated without cause by the Company or for “good reason” by Mr. Venkatachari, the Company will pay him severance equal to two years’ base salary, the vesting of any unvested options and the cash equivalent to all accrued and untaken vacation pay. Mr. Venkatachari is subject to certain post-employment restrictions on competition and solicitation of Company clients subject to applicable law.

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Equity compensation plan total shares	4,000,000	$0.40	—	—	4,000,000
Granted
Incentive Stock Options (ISO)	1,131,500	$0.40	—	—	1,131,500
Non-Qualified Stock Options (NSO)	452,000	$0.40	—	—	452,000
Non-Qualified Stock Options (NSO) - Directors Stock Options	150,000	$0.40	—	—	150,000
Cancelled/expired	—	—	—	—	—
Balance outstanding as at September 30, 2021	1,733,500	—	—	—	1,733,500
Balance available under the plan as at September 30, 2021	2,266,500	—	—	—	2,266,500

The company issued and valued options using the Black-Scholes model for all 2020 issuances with the following significant assumptions.

Fair value assumptions	September 30, 2021
Estimated fair value of common stock warrant	$0.40
Exercise price	$0.40
Expected volatility	45%-52%
Expected terms (in years)	4
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%

The Company recognized compensation expenses related to ISO/NSO stock options of $19,087 during the quarter ended September 30, 2021 and nil for the quarter ended September 30, 2020.

14) Commitments

Operating Lease

The Company is currently operating from three office locations leased by its Parent. The Company do not have any signed lease agreement on its name. The Company pays rent monthly to its Parent. For the quarter ended September 30, 2021 and 2020, rent expense were $54,177 and $41,703, respectively.

15) Net Income per share

The Company presents basic and diluted earnings per share ("EPS") data for its common stock. Basic EPS is calculated by dividing the net income attributable to stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income attributable to stockholders of the Company and the weighted average number of shares of common stock outstanding during the period for the effects of all dilutive potential common shares, including awards under stock-based compensation arrangements.

The Company's unvested restricted stock awards are considered participating securities under FASB Codification topic, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a "participating security," the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equalling net income less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$(1,992,071)	$138,808	$(2,503,460)	$476,981

Weighted average shares outstanding used in basic per common share computations	28,839,889	27,900,000	28,839,889	27,900,000
Basic EPS	$(0.069)	$0.005	$(0.087)	$0.017
Diluted EPS	$(0.069)	$0.005	$(0.087)	$0.017

16) Subsequent Events

For the quarter ended September 30, 2021, the Company has evaluated subsequent events through November 11, 2021 the date, which the financial statements were available to be issued. No reportable subsequent events have occurred through November 11, 2021, which would have a significant effect on the financial statements as of September 30, 2021 except as otherwise disclosed.

The Company received gross proceeds of $13,050,000 and net proceeds of $11,796,000 from IPO by issue of 3,262,500 shares at $ 4 per share. The Company’s shares have started trading in Nasdaq from Oct 13, 2021 under the ticker (HCTI).

The company had a Convertible Note liability of $4,445,568 (Principal $4,244,940 and Interest accrued $200,628) of which the company has repaid $ 381,188 to three of the investors and converted the balance amount of $4,064,380 into equity by allotting 1,693,492 shares at $2.4 per share.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto, and the consolidated financial statements and the related notes thereto all included elsewhere in this prospectus. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, and in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” contained in the Company’s final prospectus for its initial public offering filed with the Securities and Exchange Commission (‘SEC”).

Overview

Healthcare Triangle, Inc. is a leading healthcare information technology company focused on advancing innovative, industry-transforming solutions in the areas of cloud services, data science, professional and managed services for the Healthcare and Life Sciences industry.

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its s Life Sciences business to us. As of September 30, 2021, we had a total of 69 full time employees, 142 sub-contractors, including 67 certified cloud, 16 Epic Certified EHR experts and 14 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the nine months ended September 30, 2021, we generated revenues of approximately $26.1 million when compared to revenue of $22.3 million for the nine months ended September 30, 2020 from the sale of our products and services which represents an increase of $3.7 million amounting to 17% increase when compared to the previous year.

Our approach leverages our proprietary technology platforms, extensive industry knowledge, and healthcare domain expertise to provide solutions and services that reinforce healthcare progress. Through our platform, solutions, and services, we support healthcare delivery organizations, healthcare insurance companies, pharmaceutical, and Life Sciences, biotech companies, and medical device manufacturers in their efforts to improve data management, develop analytical insights into their operations, and deliver measurable clinical, financial, and operational improvements.

We offer a comprehensive suite of software, solutions, platforms, and services that enables some of the world’s leading healthcare and pharma organizations to deliver personalized healthcare, precision medicine, advances in drug discovery, development and efficacy, collaborative research and development, respond to real-world evidence, and accelerate their digital transformation. We combine our expertise in the healthcare technology domain, cloud technologies, DevOps and automation, data engineering, advanced analytics, AI/ML, IoT, security, compliance, and governance to deliver platforms and solutions that drive improved results in the complex workflows of Life Sciences, biotech, healthcare providers, and payers. Our differentiated solutions, enabled by our intellectual property and delivered as a service, provide advanced analytics, data science applications, and data aggregation in these highly regulated environments in a more compliant, secure, and cost-effective manner to our customers.

Our deep expertise in healthcare allows us to reinforce our clients’ progress by accelerating their innovation. Our healthcare IT services include Electronic Health Records (EHR) and software implementation, optimization, extension to community partners, as well as application managed services, and backup and disaster recovery capabilities on public cloud. Our 24x7 managed services are used by hospitals and health systems, payers, Life Sciences, and biotech organizations in their effort to improve health outcomes and deliver deeper, more meaningful patient and consumer experiences. Through our services, our customers achieve a return on investment in their technology by delivering measurable improvements. Combined with our software and solutions, our services provide clients with an end-to-end partnership for their technology innovation.

Our Business Model

The majority of our revenue is generated by our full-time employees who provide software services and Managed Services and Support to our clients in the Healthcare and Life Sciences industry. Our software services include strategic advisory, implementation and development services and Managed Services and Support include post implementation support and cloud hosting. Our CloudEz and DataEz platforms became commercially available to deploy under solution delivery model in 2019 and Readabl.AI platform from last quarter of 2020. While these platforms are commercially available, we continue to develop and upgrade them on a regular basis.

We are in the early stages of marketing CloudEz, DataEz and Readabl.AI as our SaaS offerings on a subscription basis, which we expect will provide us with recurring revenues. We do not yet have enough information about our competition or customer acceptance of the proposed SaaS offerings to determine whether or not recurring subscription revenue will have a material impact on our revenue growth. Our SaaS offerings are expected to become commercially available in the first quarter of 2022.

Impacts of the COVID-19 Pandemic

The COVID-19 pandemic has had, and is likely to continue to have, a severe and unprecedented impact on the world and on our business. Measures to prevent its spread, including government-imposed restrictions on large gatherings, closures of face-to-face events, “shelter in place” health orders and travel restrictions have had a significant effect on certain of our business operations. In response to these business disruptions, which include a transition to remote working, reducing certain of our discretionary expenditures and eliminating non-essential travel particularly with respect to COVID-19 impacted operation and complying with health and safety guidelines to protect employees, contractors, and customers.

The Company reported sequential growth in revenue in 2020; the healthcare revenue was lower in the second and third quarters of 2020 due to COVID-19 as many hospitals delayed investments in new projects or upgrade; however, the Company witnessed strong growth in Life Sciences revenue due to investments in research and development for drug discovery to address COVID-19 challenges and healthcare revenues have returned to pre-COVID-19 levels in the fourth quarter 2020. We have obtained necessary funding to manage our short-term working capital requirements. We have not altered any credit terms with our customers and the realization from the customers have generally been on time. We have been able to service our debt and other obligations on time. There has been no material impact on our operational liquidity and capital resources on account of COVID-19.

On May 5, 2020, we received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) amounting to $1.5 million. The principal and interest on the PPP loans are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company has been notified by its lender that the Company’s PPP loan will be forgiven in whole on account of fulfilling the eligibility criteria and therefore this amount has been recognized by us as other income.

Because of COVID-19, healthcare and Life Sciences organizations are accelerating research, rethinking patient care, and maintaining clinical and operational continuity during this unprecedented time for the global health system. COVID-19 has necessitated the adoption of digital communication channels and remote working technology within the Healthcare and Life Sciences industry at a rapid pace.

We believe our proprietary platforms and solutions address these challenges. Our business is focused on providing digital platform solutions to healthcare organizations and it is our mission to adequately address COVID-19 challenges for the benefit of our customers and society in general. As a result, consumers have better personal care, convenience, and value. We believe that COVID-19 is expected to drive increased utilization of technology during and after the pandemic, and such shift to a virtual approach creates a unique opportunity for our business to shape the new virtual-oriented experiences of businesses through our cloud technology and services.

Key Factors of Success

We believe that our future growth, success, and performance are dependent on many factors, including those mentioned below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.

Investment in scaling the business

We need to continuously invest in research and development to build new solutions, sales, and marketing to promote our solutions to new and existing customers in various geographies, and other operational and administrative functions in systems, controls and governance to support our expected growth and our transition to a public company. We anticipate that our employee strength will increase because of these investments.

Adoption of our solutions by new and existing customers

We believe that our ability to increase our customer base will enable us to drive growth. Most of our customers initially deploy our solutions within a division or geography and may only initially deploy a limited set of our available solutions. Our future growth is dependent upon our existing customers’ continued success and renewals of our solutions agreements, deployment of our solutions to additional divisions or geographies and the purchase of subscriptions to additional solutions. Our growth is also dependent on the adoption of our solutions by new customers. Our customers are large organizations who typically have long procurement cycles which may lead to declines in the pace of our new customer additions.

Subscription services adoption

The key factor to our success in generating substantial recurring subscription revenues in future will be our ability to successfully market and persuade new customers to adopt our SaaS offerings. We are in the early stages of marketing our SaaS offerings such as DataEz, CloudEz and Readabl.AI, which are not yet commercially available, and do not yet have enough information about our competition or customer acceptance to determine whether or not recurring subscription revenue from these offerings will have a material impact on our revenue growth. Our SaaS offerings are expected to become available in the first quarter of 2022.

Mix of solutions and software services revenues.

Another factor to our success is the ability to sell our solutions to the existing software services customers. During the initial period of deployment by a customer, we generally provide a greater number of services including advisory, implementation and training. At the same time, many of our customers have historically purchased our solutions after the deployment. Hence, the proportion of total revenues for a customer associated with software services is relatively high during the initial deployment period. While our software services help our customers achieve measurable improvements and make them stickier, they have lower gross margins than solution-based revenue. Over time, we expect the revenues to shift towards recurring and subscription-based revenues.

Liquidity

The current debt equity ratio measures a company's ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company's liquidity position.

The Company’s current debt equity ratio, based on the nine months ended September 30, 2021 financial statement is 1.98, compared to 0.38 for the financial year ended December 31, 2020. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. A debt to equity ratio below 1 means that a company doesn't have enough liquid assets to cover its short-term liabilities.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

Components of Results of Operations

Revenues

We provide our services and manage our business under these operating segments:

•	Software Services

•	Managed Services and Support

•	Platform Services

Software Services

The Company earns revenue primarily through the sale of software services that is generated from providing strategic advisory, implementation, and development services. The Company enters into Statement of Work (SOW) which provides for service obligations that need to be fulfilled as agreed with the customer. The majority of our software services arrangements are billed on a time and materials basis and revenues are recognized over time based on time incurred and contractually agreed upon rates. Certain software services revenues are billed on a fixed fee basis and revenues are typically recognized over time as the services are delivered based on time incurred and customer acceptance. We recognize revenue when we have the right to invoice the customer using the allowable practical expedient under ASC 606-10-55-18 since the right to invoice the customer corresponds with the performance obligations completed.

Managed Services and Support

Managed Services and Support include post implementation support and cloud hosting. Managed Services and Support are a distinct performance obligation. Revenue for Managed Services and Support is recognized ratably over the life of the contract.

Platform Services

Platform Services from CloudEz, DataEz and Readabl.AI are offered as a solution delivery model and will be offered as Software as a Service (SaaS) which is a subscription model. Our SaaS offerings are expected to become available in the first quarter of 2022.

The revenue from solutions delivery model contains a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. During the periods presented the company generated Platform revenue on solution delivery model only, which is non-recurring revenue.

Our SaaS agreements will be generally non-cancelable during the term, although customers typically will have the right to terminate their agreements for cause in the event of material breach.

SaaS revenues will be recognized ratably over the respective non-cancelable subscription term because of the continuous transfer of control to the customer. Our subscription arrangements will be considered service contracts, and the customer will not have the right to take possession of the software Segment wise revenue breakup.

Cost of Revenue

Cost of revenue consists primarily of employee-related costs associated with the rendering of our services, including salaries, benefits and stock-based compensation expense, the cost of subcontractors, travel costs, cloud hosting charges and allocated overhead the cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to the direct labor costs and costs of subcontractors.

Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. While we may grow our headcount overtime to capitalize on our market opportunities, we believe our increased investment in automation, electronic health record integration capabilities, and economies of scale in our operating model, will position us to grow our platform solutions revenue at a greater rate than our cost of revenue.

Operating Expenses

Research and Development

Research and development expense (majorly our investment in innovation) consists primarily of employee-related expenses, including salaries, benefits, incentives, employment taxes, severance, and equity compensation costs for our software developers, engineers, analysts, project managers, and other employees engaged in the development and enhancement of our cloud-based platform applications. Research and development expenses also include certain third-party consulting fees. Our research and development expense excludes any depreciation and amortization.

We expect to continue our focus on developing new product offerings and enhancing our existing product offerings. As a result, we expect our research and development expense to increase in absolute dollars, although it may vary from period to period as a percentage of revenue.

Sales and Marketing

Sales and marketing expense consists primarily of employee-related expenses, including salaries, benefits, commissions, travel, discretionary incentive compensation, employment taxes, severance, and equity compensation costs for our employees engaged in sales, sales support, business development, and marketing. Sales and marketing expense also includes operating expenses for marketing programs, research, trade shows, and brand messages, and public relations costs.

We expect our sales and marketing expenses to continue to increase in absolute dollar terms as we strategically invest to expand our business, although it may vary from period to period as a percentage of total revenues.

General and Administrative

Our general and administrative expenses consist primarily of employee-related expenses including salaries, benefits, discretionary incentive compensation, employment taxes, severance, and stock-based compensation expenses , for employees who are responsible for management information systems, administration, human resources, finance, legal, and executive management. The general and administrative expenses also include occupancy expenses (including rent, utilities, and facilities maintenance), professional fees, consulting fees, insurance, travel, contingent consideration, transaction costs, integration costs, and other expenses. Our general and administrative expenses exclude depreciation and amortization.

In the nearest future, we expect our general and administrative expenses to continue to increase to support business growth. Over the long term, we expect general and administrative expenses to decrease as a percentage of revenue.

Depreciation and Amortization Expenses

Our depreciation and amortization expense consists primarily of depreciation of fixed assets, amortization of Customer relationship and capitalized software development costs, and amortization of intangible assets. We expect our depreciation and amortization expense to increase as we expand our business organically and through acquisitions.

Other Income (Expense), Net

Other income (expense), net consists of finance cost and gains or losses on foreign currency.

Deferred revenues

Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the revenue recognition criteria are met.

Unbilled accounts receivable

Unbilled accounts receivable is a contract asset related to the delivery of our professional services for which the related billings will occur in a future period. Unbilled receivables are classified as accounts receivable on the consolidated balance sheet.

Although we believe that our approach to estimates and judgments regarding revenue recognition is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, including deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes.

Paycheck Protection Program

On February 9, 2021, we received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) amounting to $1.06 million. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company has utilized the proceeds for purposes in line with the terms of the PPP. The Company has received communication from the bank for forgiveness of the loan, in whole on account of fulfilling the criteria and hence this amount has been considered under other income.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	% Sales	2020	% Sales	2021	% of Sales	2020	% of Sales
Revenue	$8,078,348	100%	$7,360,560	100%	$26,080,914	100%	$22,344,093	100%
Cost of Revenue (exclusive of depreciation /amortization)	5,351,748	66%	5,358,695	73%	17,828,791	68%	16,162,776	72%
Research & Development	2,204,030	27%	550,167	7%	3,774,712	14%	1,469,416	7%
Sales and Marketing	1,328,399	16%	476,650	6%	2,801,188	11%	1,103,486	5%
General and Administrative	753,338	9%	582,874	8%	3,061,785	12%	2,326,341	10%
Depreciation and Amortization	211,328	3%	200,864	3%	633,290	2%	603,567	3%
Other income ( PPP loan forgiveness)	—	0%	—	0%	—	0%	—	0%
Interest expense	220,634	3%	1,161	0%	479,849	2%	24,920	0%
Income tax expense	942	0%	51,340	1%	4,759	0%	176,605	1%
Net income	($1,992,071)	(25%)	$138,808	2%	($2,503,460)	(10%)	$476,981	2%

Three Months Ended September 30, 2021 and 2020

Revenue from operations

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Revenue	$8,078,348	$7,360,560	$717,788	10%

Revenue increased by $0.7 million, or 10% to $8 million for the quarter ended September 30, 2021, as compared to $7.3 million for the quarter ended September 30, 2020. Revenue from Managed Services and Support has increased more than the decrease in the revenue from Software Services which resulted in net increase in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as IT cloud hosting and support call for services on a continuous basis and allow for strengthening of client relationships which can lead to additional engagements from the client. Therefore, the Company is determined to focus on increasing the Managed Services & Support and Platform Services revenue to enhance our relationship and long-term engagement with our customers. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue. We expect this trend to continue and have a net positive impact on overall results of the operations.

Our top 5 customers accounted for 79% in quarter ended September 30, 2021 and 88% in during quarter ended September 30, 2020, respectively.

The following table has the breakdown of our revenues for the quarter ended September 30, 2021 and 2020 for each of our top 5 customers. Several of the top 5 customers in 2021 are not the same for 2020. However, F. Hoffmann-La Roche Ltd, a Swiss multinational healthcare company (“Customer 1”) and Customer 5 held those positions for both Quarter ended September 30, 2021 and 2020.

Top Five Customers Revenue for three months ended September 30, 2021 and 2020

2021

Customer	Amount	% of Revenue
Customer 1	$2,004,478	25%
Customer 2	1,630,000	20%
Customer 3	1,400,000	17%
Customer 4	753,991	9%
Customer 5	$623,665	8%

2020

Customer	Amount	% of Revenue
Customer 1	$4,448,401	60%
Customer 2	638,651	9%
Customer 3	628,437	9%
Customer 4	443,544	6%
Customer 5	$295,366	4%

Significance of Customer 1

We have been engaged by Customer since 2017 in their cloud transformation projects pursuant to an IT Master Procurement Agreement (“MSA”) effective as of May 1, 2017 between Customer 1 and the Parent. All of Parent’s rights and obligations under the MSA were transferred to us under the Asset Transfer Agreement. Initially we started with their cloud assessment and expanded to their cloud transformation journey. Our revenues are consistently growing with this customer as we continue to grow in our Managed Services and Support. While we are dependent on Customer 1 for a majority of our revenues, our revenues are from multiple projects within various divisions of Customer 1. In addition, we are continuously adding new customers and growing other existing customers to reduce our dependency on Customer 1.

Terms of Customer 1 Agreements

The MSA establishes the terms and conditions under which we supply Customer 1 with our services on each project, including, but not limited to, Customer 1’s intellectual property ownership rights, data privacy rights, representations and warranties and indemnification. The term of the MSA commences on the MSA Effective Date and continues until terminated by either party. Customer 1 may terminate the MSA for any reason with 30 days’ notice and we may terminate the MSA for cause with 30 days’ notice. The scope of work for each project and the compensation we receive is governed by a Statement of Work (“SOW”). Depending on the SOW, Customer 1 may terminate such SOW with either 30 days’ or 24 hour notice.

The summaries of the MSA and SOW are not complete descriptions of the provisions of the MSA and any particular SOW and are qualified in their entirety by reference to the MSA and form of SOW, each filed as an exhibit to the registration statement of which this prospectus is a part.

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$1,164,970	$3,209,105	$(2,044,135)	(64%)
Managed Services and Support	839,508	415,066	424,442	102%
Platform Services	—	824,230	(824,230)	(100%)
Total Revenue	$2,004,478	$4,448,401	$(2,443,923)	(55%)

Revenue from Customer 1 decreased by $2.4 million, or 55% to $2 million for the quarter ended September 30, 2021, as compared to $4.4 million for the quarter ended September 30, 2020. Software services revenue decreased by $2 million or 64% to $1.2 million for the quarter ended September 30, 2021, as compared to $3.2 million for the quarter ended September 30, 2020. Managed Services and Support revenue increased by $0.4 million, or 102% to $0.8 million for the quarter ended September 30, 2021, as compared to $0.4 million for the quarter ended September 30, 2020. Revenue from Platform Services decreased by $0.8 million, or 100% to nil for the quarter ended September 30, 2021, as compared to $0.8 million for the quarter ended September 30, 2020.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Cost of Revenue (exclusive of depreciation /amortization)	$5,351,748	$5,358,695	$(6,947)	0%

Cost of revenue, excluding depreciation and amortization decreased by $0.01 million, or 0%, to $5.3 million for the quarter ended September 30, 2021, as compared to $5.3 million for the quarter ended September 30, 2020..

Research and Development

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Research & Development	$2,204,030	$550,167	$1,653,863	301%

Research & Development expenses increased by $1.6 million, or 301% to $2.2 million for the quarter ended September 30, 2021, as compared to $0.6 million for the quarter ended September 30, 2020, this is primarily due to higher investments in Platform Development.

Sales and Marketing

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Sales and Marketing	$1,328,399	$476,650	$851,749	179%

Sales and Marketing expenses increased by $0.8 million, or 179% to $1.3 million for the quarter ended September 30, 2021, as compared to $0.5 million for the quarter ended September 30, 2020, this is primarily due to additional investments in Sales and Marketing.

General and Administrative

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
General and Administrative	$753,338	$582,874	$170,464	29%

General and Administrative expenses increased by $0.2 million, or 29 % to $0.8 million for the quarter ended September 30, 2021, as compared to $0.6 million for the quarter ended September 30, 2020, this is primarily due to increase in stock-based compensation expenses.

Depreciation and amortization

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Depreciation and amortization	$211,328	$200,864	$10,464	5%

Depreciation and amortization expenses increased by $0.01 million, or 5% to $0.2 million for the quarter ended September 30, 2021, as compared to $0.2 million for the quarter ended September 30, 2020.

Interest expense

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Interest expense	$220,634	$1,161	$219,473	18903%

Interest expenses increased by $0.2 million, or 18903% to $0.2 million for the quarter ended September 30, 2021, as compared to $0.01 million for the quarter ended September 30, 2020, this is primarily due to interest on convertible note.

Provision for Income Taxes

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Income tax expense	$942	$51,340	$(50,398)	(98%)

Income tax expenses decreased by $0.05 million, or 98% to $0.01 million for the quarter ended September 30, 2021, as compared to $0.05 million for the quarter ended September 30, 2020, this is primarily due to lower income before tax for nine months ended September 30, 2021.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We currently provide our services and manage our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$2,307,055	$2,560,460	$(253,405)	(10%)
Managed Services and Support	4,673,173	3,975,870	697,303	18%
Platform Services	1,098,120	824,230	273,890	33%
Revenue	$8,078,348	$7,360,560	$717,788	10%

Revenue from Software Services decreased by $0.2 million, or 10% to $2.3 million for the quarter ended September 30, 2021, as compared to $2.5 million for the quarter ended September 30, 2020. We faced delays in closing deals in the Software Services segment as customers optimized the cost of supporting legacy systems during the pandemic. The total customers serviced during the quarter ended September 30, 2021, dropped to 26 from 32 for the quarter ended September 30, 2020. Revenue from Managed Services and Support increased by $0.7 million, or 18% to $4.7 million for the quarter ended September 30, 2021, as compared to $4 million for the quarter ended September 30, 2020. The growth in Managed Services and Support revenue reflected our existing customers’ continued adoption and acceleration in the demand for cloud technology. Revenue from Managed Services and Support include Cloud hosting revenue of $0.4 million and $2.4 million for the quarter ended September 30, 2021, and 2020, respectively. Revenue from Platform Services increased by $0.3 million, or 33% to $1.1 million for the quarter ended September 30, 2021, as compared to $0.8 million for the quarter ended September 30, 2020. Revenue from Platform Services increased due to increase in the number of customers to 3 for the quarters ended September 30, 2021 as compared to 1 for the quarter ended September 30, 2020.

Factors affecting revenues of Software Services, Managed Services and Support and Platform Services

Our strategy is to achieve meaningful long-term revenue growth through sales of Managed Services and Support and Platform Services to existing and new clients within our target market. In order to increase our cross-selling opportunity between our operating segments and realize long time revenue growth, our focus has shifted more towards Managed Services and Support and Platform Services which is of recurring nature when compared to Software Services segment which is of non-recurring nature. This also helps in retaining existing customers by leveraging our Managed Services and Support and Platform Services as a growth agent. This renewed focus on driving demand for subscription and platform-based model will help us in expanding our customer base and enhance customer retention which is a challenge for our existing Software Services segment. Software Services contracts are driven by Time and Material and on site employees delivering services at customers location. This has been impacted due to COVID-19 restrictions in employee’s travel.

Our CloudEz and DataEz platforms are getting more traction, and this led to increase in Managed Services and Support revenue. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue. We expect this trend to continue and have a net positive impact on overall results of operations.

Cost of Revenue

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$1,704,616	$2,033,409	$(328,793)	(16%)
Managed Services and Support	3,207,548	2,756,936	450,612	16%
Platform Services	439,584	568,350	(128,766)	(23%)
Cost of Revenue	$5,351,748	$5,358,695	$(6,947)	0%

Cost of Revenue from Software Services decreased by $0.3 million, or 16% to $1.7 million for the quarter ended September 30, 2021, as compared to $2 million for the quarter ended September 30, 2020. The drop in cost of Software Services is due to lower Software Services revenue. Cost of Revenue from Managed Services and Support increased by $0.5 million, or 16% to $3.2 million for the quarter ended September 30, 2021, as compared to $2.7 million for the quarter ended September 30, 2020. The increase is on account of increase in the Managed Services and Support revenue driven by higher adoption of cloud hosting. Cost of Revenue from Platform Services decreased by $0.1 million, or 23% to $0.4 million for the quarter ended September 30, 2021, as compared to $0.5 million for the quarter ended September 30, 2020.

Segment operating profits by reportable segment were as follows:

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$80,775	$158,482	$(77,707)	(49%)
Managed Services and Support	1,465,626	1,218,935	246,691	20%
Platform Services	(1,545,495)	(294,288)	(1,251,207)	(425%)
Total segment operating profit	906	1,083,129	(1,082,223)	(100%)
Less: unallocated costs	1,771,401	891,820	879,581	99%
Income from operations	(1,770,495)	191,309	(1,961,804)	(1025%)
Interest expense	220,634	1,161	219,473	18903%
Net income (loss) before income tax expenses	$(1,991,129)	$190,148	$(2,181,277)	(1147%)

Operating profit from Software Services decreased by $0.1 million, or 49% to $0.08 million for the quarter ended September 30, 2021, as compared to $0.2 million for the quarter ended September 30, 2020, mainly due to reduction in the Software Services revenue. Operating profit from Managed Services and Support increased by $0.2 million, or 20% to $1.5 million for the quarter ended September 30, 2021, as compared to $1.2 million for the quarter ended September 30, 2020, mainly due to increase in revenue. Operating loss from Platform Services increased by $1.2 million, or 425% to $(1.5) million for the quarter ended September 30, 2021, as compared to ($0.3) million for the quarter ended September 30, 2020 due to increase in cost from Platform Services.

Nine Months Ended September 30, 2021 and 2020

Revenue from operations

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Revenue	$26,080,914	$22,344,093	$3,736,821	17%

Revenue increased by $3.7 million, or 17% to $26 million for the nine months ended September 30, 2021, as compared to $22.3 million for the nine months ended September 30, 2020. Revenue from Managed Services and Support has increased more than the decrease in the revenue from Software Services which resulted in net increase in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as IT cloud hosting and support call for services on a continuous basis and allow for strengthening of client relationships which can lead to additional engagements from the client. Therefore, the Company is determined to focus on increasing the Managed Services & Support and Platform Services revenue to enhance our relationship and long-term engagement with our customers. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue. We expect this trend to continue and have a net positive impact on overall results of the operations.

Our top 5 customers accounted for 75% of revenue during the nine months ended September 30, 2021 and 80% during the nine months ended September 30, 2020, respectively.

The following table has the breakdown of our revenues for the nine months ended September 30, 2021 and 2020 for each of our top 5 customers. Several of the top 5 customers in 2021 are not the same for 2020. However, Customer 1 and Customer 5 held those positions for both nine months ended September 30, 2021 and 2020.

Top Five Customers’ Revenue for nine months ended September 30, 2021

Customer	Amount	% of Revenue
Customer 1	$11,295,093	44%
Customer 2	2,604,726	10%
Customer 3	2,131,360	8%
Customer 4	1,799,010	7%
Customer 5	$1,630,000	6%

Top Five Customers’ Revenue for nine months ended September 30, 2020

Customer	Amount	% of Revenue
Customer 1	$12,912,514	58%
Customer 2	1,798,496	8%
Customer 3	1,445,472	6%
Customer 4	1,032,207	5%
Customer 5	$768,345	3%

The following table provides details of Customer 1 revenue by operating segments:

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$2,616,402	$2,017,745	$598,657	30%
Managed Services and Support	8,161,437	8,580,934	(419,497)	(5%)
Platform Services	517,254	2,313,835	(1,796,581)	(78%)
Total Revenue	$11,295,093	$12,912,514	$(1,617,421)	(13%)

Revenue from Customer 1 decreased by $1.6 million, or 13% to $11.3 million for the nine months ended September 30, 2021, as compared to $12.9 million for the nine months ended September 30, 2020. Software Services revenue increased by $0.6 million or 30% to $2.6 million for the nine months ended September 30, 2021, as compared to $2 million for the nine months ended September 30, 2020. Managed Services and Support revenue decreased by $0.4 million, or 5% to $8.2 million for the nine months ended September 30, 2021, as compared to $8.6 million for the nine months ended September 30, 2020. Revenue from Platform Services decreased by $1.8 million, or 78% to $0.5 million for the nine months ended September 30, 2021, as compared to $2.3 million for the nine months ended September 30, 2020.

Cost of Revenue (exclusive of depreciation /amortization)

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Cost of Revenue (exclusive of depreciation /amortization)	$17,828,791	$16,162,776	$1,666,015	10%

Cost of revenue, excluding depreciation and amortization increased by $1.7 million, or 10%, to $17.8 million for the nine months ended September 30, 2021, as compared to $16.1 million for the nine months ended September 30, 2020. The increase was primarily due to increase in Managed Services and Support cost for nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

 Research and Development

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Research & Development	$3,774,712	$1,469,416	$2,305,296	157%

Research & Development expenses increased by $2.3 million, or 157% to $3.8 million for the nine months ended September 30, 2021, as compared to $1.5 million for the nine months ended September 30, 2020, this is primarily due to additional investments in Platform Development.

Sales and Marketing

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Sales and Marketing	$2,801,188	$1,103,486	$1,697,702	154%

Sales and Marketing expenses increased by $1.6 million, or 154% to $2.8 million for the, the nine months ended September 30, 2021, as compared to $1.1 million for the nine months ended September 30, 2020, this is primarily due to additional investments in Sales and Marketing.

General and Administrative

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
General and Administrative	$3,061,785	$2,326,341	$735,444	32%

General and Administrative expenses increased by $0.7 million, or 32 % to $ 3.0 million for the nine months ended September 30, 2021, as compared to $2.3 million for the nine months ended September 30, 2020, this is primarily due to increase in stock-based compensation expenses.

Depreciation and amortization

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Depreciation and amortization	$633,290	$603,567	$29,723	5%

Depreciation and amortization expenses increased by $0.03 million, or 5% to $0.63 million for the nine months ended September 30, 2021, as compared to $0.60 million for the nine months ended September 30, 2020.

Interest expense

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Interest expense	$479,849	$24,920	$454,929	1,826%

Interest expenses increased by $0.4 million, or 1826% to $0.5 million for the nine months ended September 30, 2021, as compared to $0.02 million for the nine months ended September 30, 2020, this is primarily due to interest on convertible note.

Provision for Income Taxes

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Income tax expense	$4,759	$176,605	$(171,846)	(97%)

Income tax expenses decreased by $0.2 million, or 97% to $0.01 million for the nine months ended September 30, 2021, as compared to $0.2 million for the nine months ended September 30, 2020, this is primarily due to lower income before tax for nine months ended September 30, 2021.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We currently provide our services and manage our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$8,248,478	$9,715,209	$(1,466,731)	(15%)
Managed Services and Support	14,203,583	10,315,049	3,888,534	38%
Platform Services	3,628,853	2,313,835	1,315,018	57%
Revenue	$26,080,914	$22,344,093	$3,736,821	17%

Revenue from Software Services decreased by $1.5 million, or 15% to $8.2 million for the nine months ended September 30, 2021, as compared to $9.7 million for the nine months ended September 30, 2020. We faced delays in closing deals in the Software Services segment as customers optimized the cost of supporting legacy systems during the pandemic. The total customers serviced during the nine months ended September 30, 2021, reduced to 26 from 32 for the nine months ended September 30, 2020. Revenue from Managed Services and Support increased by $3.9 million, or 38% to $14.2 million for the nine months ended September 30, 2021, as compared to $10.3 million for the nine months ended September 30, 2020. The growth in Managed Services and Support revenue reflected our existing customers’ continued adoption and acceleration in the demand for cloud technology. Revenue from Managed Services and Support include Cloud hosting revenue of $7.3 million and $6.8 million for the nine months ended September 30, 2021, and 2020, respectively. Revenue from Platform Services increased by $1.3 million, or 57% to $3.6 million for the nine months ended September 30, 2021, as compared to $2.3 million for the nine months ended September 30, 2020. Revenue from Platform Services increased due to increase in the number of customers to 3 for the nine months ended September 30, 2021 as compared to 1 for the nine months ended September 30, 2020.

Factors affecting revenues of Software Services, Managed Services and Support and Platform Services

Our strategy is to achieve meaningful long-term revenue growth through sales of Managed Services and Support and Platform Services to existing and new clients within our target market. In order to increase our cross-selling opportunity between our operating segments and realize long time revenue growth, our focus has shifted more towards Managed Services and Support and Platform Services which is of recurring nature when compared to Software Services segment which is of non-recurring nature. This also helps in retaining existing customers by leveraging our Managed Services and Support and Platform Services as a growth agent. This renewed focus on driving demand for subscription and platform-based model will help us in expanding our customer base and enhance customer retention which is a challenge for our existing Software Services segment. Software Services contracts are driven by Time and Material and on site employees delivering services at customers location. This has been impacted due to COVID-19 restrictions in employee’s travel.

Our CloudEz and DataEz platforms are getting more traction, and this led to increase in Managed Services and Support revenue. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue. We expect this trend to continue and have a net positive impact on overall results of the operations.

Cost of Revenue

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$5,925,652	$7,054,549	$(1,128,897)	(16%)
Managed Services and Support	10,409,624	7,645,808	2,763,816	36%
Platform Services	1,493,515	1,462,419	31,096	2%
Cost of Revenue	$17,828,791	$16,162,776	$1,666,015	10%

Cost of Revenue from Software Services decreased by $1.1 million, or 16% to $5.9 million for the nine months ended September 30, 2021, as compared to $7.1 million for the nine months ended September 30, 2020. The drop in cost of Software Services is due to lower Software Services revenue. Cost of Revenue from Managed Services and Support increased by $2.7 million, or 36% to $10.4 million for the nine months ended September 30, 2021, as compared to $7.6 million for the nine months ended September 30, 2020. The increase is on account of increase in the Managed Services and Support revenue driven by higher adoption of cloud hosting. Cost of Revenue from Platform Services increased by $0.03 million, or 2% to $1.4 million for the nine months ended September 30, 2021, as compared to $1.4 million for the nine months ended September 30, 2020.

	Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Software Services	$1,069,703	$1,369,035	$(299,332)	(22%)
Managed Services and Support	3,793,958	2,669,241	1,124,717	42%
Platform Services	(1,639,374)	(618,000)	(1,021,374)	(165%)
Total segment operating profit	3,224,287	3,420,276	(195,989)	(6%)
Less: unallocated costs	5,243,139	2,741,769	2,501,370	91%
Income from operations	(2,018,852)	678,507	(2,697,359)	(398%)
Interest expense	479,849	24,920	454,929	1826%
Net income (loss) before income tax expenses	$(2,498,701)	$653,587	$(3,152,288)	(482%)

Operating profit from Software Services decreased by $0.3 million, or 22% to $1.1 million for the nine months ended September 30, 2021, as compared to $1.4 million for the nine months ended September 30, 2020, mainly due to reduction in the Software Services revenue. Operating profit from Managed Services and Support increased by $1.1 million, or 42% to $ 3.8 million for the nine months ended September 30, 2021, as compared to $2.7 million for the nine months ended September 30, 2020, mainly due to increase in Managed Services and Support revenue. Operating loss from Platform Services increased by $1 million, or 165% to $(1.6) million for the nine months ended September 30, 2021, as compared to $(0.6) million for the nine months ended September 30, 2020 due to increase in cost from Platform Services.

Liquidity and Capital Resources

	As of December 31, 2020	As of September 30, 2021	As of September 30, 2020
Cash and cash equivalents	$1,402,700	$1,148,429	$174,955
Short-term investments	—	—	—
Total cash, cash equivalents and short-term investments	$1,402,700	$1,148,429	$174,955
	As of December 31, 2020	As of September 30, 2021	As of September 30, 2020
Cash flows provided by operating activities	$(734,673)	$(3,877,388)	$(2,001,889)
Cash flows used in investing activities	(477,457)	50,354	18,617
Cash flows provided by financing activities	1,640,000	3,673,470	1,183,395
Net increase in cash and cash equivalents	$427,870	$(254,271)	$(799,877)

As of September 30, 2021, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $1.1 million.

We have financed our operations primarily through financing activity and operating cash flows. We believe our existing cash, cash equivalents and short-term investments generated from operations will be sufficient to meet our working capital over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the expansion of sales and marketing activities and the ongoing investments in platform development.

Sources of Liquidity

As of September 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $1.1 million which was mainly on account of raising debt to the extent of $2.6 million during the period. We believe that our cash and cash equivalents as of September 30, 2021, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Operating Activities

Net cash used in operating activities was $(3.9) million for the nine months ended September 30, 2021, and net cash used from operations was $ (2.0) million for the nine months ended September 30, 2020.

Investing Activities

Net cash used in investing activities was $0.05 million for the nine months ended September 30, 2021, and $0.01 million for the nine months ended September 30, 2020.

Financing Activities

Cash flows from financing activities was $3.7 million for the nine months ended September 30, 2021 and $1.2 million for the nine months ended September 30, 2020. During the year 2020, we raised an aggregate amount of $1.6 million by issuing convertible promissory notes to various investors in a private exempted offering.

In addition, we raised approximately $1.7 million on January 13, 2021 and $0.9 million on February 10, 2021 by issuing convertible promissory notes to various investors in a private exempted offering and PPP loan of $1.1 million for the nine months ended September 30, 2021. Total principal amount of convertible promissory notes issued is $4.2 million. These notes carry an interest rate of 10% per annum payable quarterly.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2021.

There were no changes to our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Prospectus , filed with the SEC on October 14, 2021, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.3	Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.4	Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.5	Series A Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.1	Asset Transfer Agreement, dated January 1, 2020 between the Registrant and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.2	Equity Purchase Agreement, dated May 8, 2020 between the Registrant and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.3	Form of Common Stock Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.4	Form of 10% Convertible Promissory Note issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.5	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.6	The Registrant’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.7	Form of Grant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.8	Master Services Agreement dated January 1, 2020 between the Registrant and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.9	Shared Services Agreement dated January 1, 2020 between the Registrant and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.10	Rental Sublease Agreement dated January 4, 2020 between SecureKloud Technologies, Inc. and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.11	Offer letter dated January 1, 2020 between the Registrant and Sudish Mogli (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.12	Offer letter dated January 1, 2020 between the Registrant and Anand Kumar (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.13	Employment Agreement dated July 12, 2021 between the Registrant and Suresh Venkatachari (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.14	IT Master Services Agreement effective as of May 1, 2017 between F. Hoffmann-La Roche Ltd and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.15	Form of Statement of Work under Master Services Agreement between F. Hoffmann-La Roche Ltd and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.16	Form of Common Stock Purchase Warrant to be issued to the Placement Agent for the Note and Warrant Private Offering (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.17	Leak-Out Agreement dated September 27, 2021 between Alchemy Advisor, LLC and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.18	Leak-Out Agreement dated September 27, 2021 between Target Capital, LLC and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.19	Consulting Agreement dated December 18, 2020, Between the Registrant and Alchemy Advisors LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRIANGLE, INC.
(Registrant)

Date: November 23, 2021	By:	/s/ Suresh Venkatachari
Suresh Venkatachari
Chief Executive Officer

Date: November 23, 2021	By:	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran
Chief Financial Officer

