Form 10-Q/A
period 2021-09-30
Healthcare Triangle, Inc.
filed 2021-11-24
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

1

EXPLANATORY NOTE

 Healthcare Triangle, Inc (the “Company”) is filing this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2021 (“Original Report”) to amend and replace Exhibit 31.2 (certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934) and amend and replace Exhibit 32.1 (certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934). No other amendments are being made to the Original Report.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRIANGLE, INC.
(Registrant)

Date: November 24, 2021	By:	/s/ Suresh Venkatachari
Suresh Venkatachari
Chief Executive Officer

Date: November 24, 2021	By:	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran
Chief Financial Officer

3

Item 6. Exhibits

Exhibit No.	Description
31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

4