Form 10-K
period 2021-12-31
Healthcare Triangle, Inc.
filed 2022-03-08
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to

Commission File Number: 001-40903

HEALTHCARE TRIANGLE, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3559776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4309 Hacienda Dr., Suite 150 Pleasanton, CA	94588
(Address of principal executive offices)	(Zip Code)

(925) 270-4812
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	HCTI	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 02, 2021, 35,874,473 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

0

Table of Contents

PART I
Item 1 Business	5
Item 1A Risk Factors	15
Item 1B Unresolved Staff Comments	37
Item 2 Properties	37
Item 3 Legal Proceedings	37
Item 4 Mine Safety Disclosures	37
PART II
Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	38
Item 6 [Reserved]	39
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 8 Financial Statements and Supplementary Data	34
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86
Item 9A Controls and Procedures	86
Item 9B Other Information	86
Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections ther Information	86
PART III
Item 10 Directors, Executive Officers and Corporate Governance	87
Item 11 Executive Compensation	93
Item 12 Security ownership of Certain Beneficial Owners and Management and Related Stockhoilder Matters	94
Item 13 Certain Relationships and Related party Transactions, and Director Independence	95
Item 14 Principal Accounting Fees and Services	95
PART IV
Item 15 Exhibit and Financial Statement Schedules	96

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. These forward-looking statements are contained throughout this prospectus, including the sections entitled “Prospectus Summary,” “Risk Factors,” “Capitalization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

We base these forward-looking statements or projections on our current expectations, plans, and assumptions, which we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we believe, are appropriate under the circumstances and at this time. As you read and consider this prospectus, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections contained herein are subject to and involve risks, uncertainties, and assumptions, and therefore you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, and therefore actual results might differ materially from those expressed in the forward-looking statements and projections. Factors that might materially affect such forward-looking statements and projections include

•	Our ability to effectively operate our business segments;
•	Our ability to manage our research, development, expansion, growth, and operating expenses;
•	Changes or delays in government regulation relating to the healthcare and Life Sciences industries;
•	Changes or delays in government regulation relating to the healthcare and Life Sciences industries;
•	Our ability to compete, directly and indirectly, and succeed in the highly competitive and evolving ridesharing industry;
•	Our ability to compete, directly and indirectly, and succeed in the highly competitive and evolving ridesharing industry;
•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and
•	other factors (including the risks contained in the section of this prospectus entitled “Risk Factors”) relating to our industry, our operations, and results of operations.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions, and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. Other sections of this prospectus may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	all references to the “Company,” “HTI,” the “registrant” (whether capitalized or not), “we,” “our,” or “us” in this prospectus mean Healthcare Triangle, Inc.;
•	“AI” means artificial intelligence;
•	DevOps is a set of practices that combines software development (Dev) and IT operations (Ops);
•	“EHR” means electronic health records;
•	“HCLS” means Healthcare and Life Sciences;
•	year” or “fiscal year” means the year ending December 31st; and
•	all dollar or $ references, when used in this prospectus, refer to United States dollars.
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended

PART I

Item 1. Business

We are a Healthcare information technology company focused on advancing innovative industry-transforming solutions in the sectors of cloud services, data science, and professional and managed services for the Healthcare and Life Sciences industry.

Our approach leverages our proprietary technology platforms, extensive industry knowledge, and healthcare domain expertise to provide solutions and services that reinforce healthcare progress. Through our platform, solutions, and services, we support healthcare delivery organizations, healthcare insurance companies, pharmaceutical and Life Sciences, biotech companies, and medical device manufacturers in their efforts to improve data management, develop analytical insights into their operations, and deliver measurable clinical, financial, and operational improvements.

We offer a comprehensive suite of software, solutions, platforms and services that enables some of the world’s leading healthcare and pharma organizations to deliver personalized healthcare, precision medicine, advances in drug discovery, development and efficacy, collaborative research and development, respond to real world evidence, and accelerate their digital transformation. We combine our expertise in the healthcare technology domain, cloud technologies, DevOps and automation, data engineering, advanced analytics, AI/ML, Internet of things (“IoT”), security, compliance, and governance to deliver platforms and solutions that drive improved results in the complex workflows of Life Sciences, biotech, healthcare providers, and payers. Our differentiated solutions, enabled by intellectual property platforms provide advanced analytics, data science applications, and data aggregation in a secure, compliant and cost-effective manner to our customers. Our approach reinforces healthcare progress through advanced technology, extensive industry knowledge, and domain expertise.

Our deep expertise in healthcare allows us to reinforce our clients’ progress by accelerating their innovation. Our healthcare IT services include EHR and software implementation, optimization, extension to community partners, as well as application managed services , and backup and disaster recovery capabilities on public cloud. Our 24x7 managed services are used by hospitals and health systems, payers, Life Sciences, and biotech organizations in their effort to improve health outcomes and deliver deeper, more meaningful patient and consumer experiences. Through our services, our customers achieve return on investment in their technology by delivering measurable improvements. Combined with our software and solutions, our services provide clients with an end-to-end partnership for their technology innovation.

We believe our principal competitive factors in our market include our technology capabilities, domain expertise, and on-demand customer support for companies to realize the benefits of modern cloud, data, and security architectures. There are several unique factors mentioned below that make HTI an attractive service provider for healthcare and Life Sciences companies:

• Technology Platforms: our proprietary software platforms, CloudEz and DataEz, are leveraged by our healthcare and Life Sciences customers for cloud transformation, automation, data management, security and data governance, and clinical and non-clinical operations management. Our readabl.ai platform uses state-of-the-art public cloud artificial intelligence and machine learning to recognize and extract healthcare information from documents, faxes, and narrative reports.

• Technology Enabled Services: our ability to deliver world-class services in the areas of cloud technologies, data, AI/ML, security, compliance, governance and extend these capabilities with clinical and operational consultants that work across the healthcare industry to improve patient and consumer outcomes.

• Expertise in Compliance: our compliance and validation experts enable us to implement Health Insurance Portability and Accountability Act (HIPAA) requirements in GxP regulated establishments; GxP encompasses a broad range of compliance-related activities such as Good Laboratory Practices (GLP), Good Clinical Practices (GCP), and Good Manufacturing Practices (GMP). HTI’s technology platforms CloudEz and DataEz are HITRUST self-certified. HTI also supports BAA (Business Associate Agreement) coverage for healthcare clients along with cloud providers and PCI-DSS standards

• Engagement and Flexibility: HTI’s ability to achieve customer operational objectives through our design and commercialization of innovative solutions with an outcome-based approach and prompt feedback.

• Team Members: our world-class team of certified cloud architects and our unique expertise in large global pharmaceutical and biotech organizations and other participants of the healthcare industry.

• Personal Approach to Customers: our strong relationship management and deep understanding of customer requirements enable us to continuously drive innovation. Our delivery methodology and automation-based approach give us the ability to respond to our customers’ needs and requirements rapidly.

• Partnership with Industry Leaders: our established relationships with healthcare and Life Sciences teams of the public cloud providers, including Amazon Web Services (“AWS”), Google Cloud, Microsoft Azure Cloud, and EHR vendors such as MEDITECH and Epic Systems while engaging with our customers for overall success.

Our organizational capabilities and unique advantages also include solving data insights and data interoperability challenges for the HCLS industry with our domain knowledge and technology solutions. To accelerate healthcare providers’ adoption of cloud and next-generation technologies, we leverage our Life Sciences and medical device industry experience in cloud, data, IoT, AI/ML, security & compliance.

The majority of our revenue is generated by our full-time employees who provide software services and Managed Services and Support to our clients. Our software services include strategic advisory, implementation and development services and Managed Services and Support include post implementation support and cloud hosting. We are in the early stages of marketing CloudEz, DataEz and Readabl.AI as our SaaS offerings on a subscription basis, which we expect will provide us with recurring revenues. We do not yet have enough information about our competition or customer acceptance of the proposed SaaS offerings to determine whether or not recurring subscription revenue will have a material impact on our revenue growth. Our SaaS offerings have been launched and commercially available for customers.

Background

As of December 31, 2021, SecureKloud Technologies, Inc., f/k/a 8K Miles Software Services, Inc., a Nevada corporation (the “Parent”), owns approximately 72.32% of the Company. Our Parent is 65.2% owned by SecureKloud Technologies Ltd., an Indian company that is publicly traded in India. Mr. Suresh Venkatachari, our Chairman and Chief Executive Officer, is a Director and the Chief Executive Officer of SecureKloud Technologies, Ltd. and owns 39% of SecureKloud Technologies, Ltd. Mr. Venkatachari also serves as the Chief Executive Officer of Parent.

We were originally formed as a Nevada corporation on October 29, 2019, and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the HCLS industry. In connection with a corporate reorganization conducted by the Parent, on January 1, 2020, the Parent transferred to us its Life Sciences business in exchange for 25,500,000 shares of our common stock, and on May 8, 2020, we acquired Cornerstone Advisors Group from our Parent in exchange for the assumption of certain liabilities of the Parent and the issuance of a $7,000,000 promissory note.

We are led by a diverse, global, and talented team of data scientists, thought leaders, software developers, and subject matter experts who seek to understand our customers’ challenges and are dedicated to tackling these challenges. As of December 31, 2021, we had a total of 77 full time employees, 272 sub-contractors, including 191 certified cloud engineers, 111 Epic Certified EHR experts and 23 MEDITECH Certified EHR experts. . Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access.

The Company, along with the Parent, is a born-on-the-cloud Premier Partner of AWS and an audited next generation MSP. We are a leading partner of Google Cloud and a Gold Cloud Partner of Microsoft Azure Cloud. HTI, along with the Parent, is currently one of the top tier Healthcare and Life Sciences competency partners of AWS among more than 100,000 partners in their global community of partners. The Company is also recognized as one of the top eight partners of Google Cloud Healthcare Interoperability Readiness Program. The Company has also established partnerships with Medical Information Technology, Inc. MEDITECH, Epic Systems, Splunk Inc., Snowflake Inc., Looker Inc. (acquired by Google), and other technology companies. Our Parent was rated in 2021 by Solutions Review, an independent online magazine, as one of the 22 best AWS-managed services providers (1). The Company has several Fortune 500 clients in the Life Sciences industry and partners many hospitals in their cloud transformation journey. We conduct our business directly with hospitals and other healthcare providers. Our Healthcare IT services include systems selection, EHR implementation, post-implementation support to manage EHRs, legacy support, optimization, training, and creation of efficient EHR systems, and improvement of clinical outcomes for hospitals.

Market

Our target markets are healthcare delivery organizations (e.g., hospitals, clinics, physician practices, and other healthcare providers) and Life Sciences organizations (e.g., pharmaceutical and biotech companies). These target markets are large and rapidly expanding, and the opportunity before us is substantial as data increasingly becomes more critical to successful clinical quality improvement and outcomes, financial performance, drug discoveries, and the ever-important need to ensure a positive patient and consumer experience.

The US healthcare cloud transformation services market will grow to $30B by 2027 with 17.4% CAGR as per Absolution Market Insights(2). Bloomberg business report estimates that the global market for healthcare data science and analytics will be $40B by 2025 with a CAGR of 23.5%(3). The US healthcare IT services market is estimated to be $149B by 2025 with a CAGR 11.7% as per Allied Market Research(4). The medical document management market is estimated to be $555M by 2025 and it was $292M in 2020 as per Market Data Forecast(5).

Based on the above market data on cloud transformation, healthcare data science and analytics, healthcare IT services and medical document management, we believe CloudEz, DataEz and Readabl.AI platforms have significant market opportunity. As COVID-19 and technological advancements accelerate a rapid shift toward digital health, healthcare technology companies like HTI will help to transform the Healthcare and Life Sciences industry and pave the way for sizeable market opportunities.

We believe the industry challenges and market dynamics described below are transforming the way data and analytics are used by healthcare organizations and provide us with a significant opportunity.

Challenges associated with increasing complexity of healthcare data

Across the healthcare landscape, a significant amount of data is being created every day, driven by patient care, payment systems, regulatory compliance, and recordkeeping. This includes information within patient health records, clinical trials, pharmacy benefit programs, imaging systems, sensors, and monitoring platforms, laboratory results, patient-reported information, hospital, and physician performance programs, and billing and payment processing.

The U.S. Healthcare system has invested billions of dollars to collect vast amounts of detailed information in digital format. Examples of major areas of investment include electronic transactional systems that digitize clinical information (e.g., EHR systems, pharmacy, laboratory, imaging, patient satisfaction, and healthcare information exchanges), financial information (e.g., general ledger, costing, and billing), and operational information (e.g., supply chain, human resources, time and attendance, IT support, and patient engagement). Wearables and sensors drive personalized health data for continuous monitoring of patients through daily activity logs, biometric sensors, fall sensors, social activity sensors, etc. These wearables and sensors result in a proliferation of healthcare data that also includes socioeconomic, genomic, and remote patient monitoring information. Collecting, storing, and using healthcare data is complicated by the breadth and depth of disparate sources, the multitude of formats, and increasing regulatory requirements.

•	See https://solutionsreview.com/cloud-platforms/best-aws-managed-service-providers/.
•	https://www.absolutemarketsinsights.com/reports/healthcare-Cloud-Computing-Market--2019-2027-234
•	https://www.bloomberg.com/press-releases/2020-04-16/healthcare-analytics-market-size-to-reach-usd-40-781- billion-by-2025-cagr-of-23-55-valuates-reports
•	https://www.alliedmarketresearch.com/press-release/us-healthcare-it-market.html
•	https://www.marketdataforecast.com/market-reports/medical-documents-management-market

The data is vital for Life Sciences and pharmaceutical industries; however, traditional and current data platforms are not equipped to meet this surge or the analytic demands. Today, the data platform is expected to stay relevant for at least 15 years, be able to democratize the data, and still be secure and compliant. Data and analytics in healthcare is transforming the way illnesses are identified and treated, improving quality of life and avoiding preventable deaths.

We believe our DataEz platform addresses these challenges. DataEz is a cloud-based data pipeline platform that helps to enable personal healthcare data management, analytics, and data science capabilities for large Life Sciences, pharmaceutical, and healthcare organizations. It integrates with a larger variety of data sources to ingest, process, store, analyse, and gain insights from the data. By leveraging the real-world evidence data and the ability to diagnose through advanced predictive modelling, AI/ML makes the process simpler and less expensive. Life Sciences industries will require a secure, privacy-compliant, and future-proof data platform as a foundation for large-scale genomics collaborations and for efforts to analyse archived data, including privacy-protected data. This means most organizations will turn into data organizations and will aggressively leverage data as a core asset to drive innovation in their businesses.

Challenges due to lack of coordination and interoperability

The healthcare industry is fragmented and inefficient, with different legacy health insurers, hospital systems, provider groups, and pharmacy networks each possessing distinct incentive structures—some or all of which may diverge from consumers’ interests. Even as consumer demand for greater coordination grows, inflexible and disparate legacy technological systems present a significant barrier to meeting consumers’ wants and needs.

After decades of investing in EHR technology, the state of interoperability is insufficient and inhibits care coordination, health data exchange, clinical efficiency, and the quality of care provided to patients. Given that the EHR is the principal electronic interface used today at the point of care, the path to improved data-driven decision support will require integration between EHR systems and other data and analytics providers. Incidentally, the U.S. Healthcare system is in the midst of an “open data wave,” with an increasing focus on, and demand for, patient data interoperability. Additionally, recent laws and regulations, such as the 21st Century Cures Act, promote and prioritize interoperability and the free exchange of health information. The COVID-19 pandemic in 2020 has helped to pave the way for advancements in EHR interoperability and standardization. The federal government’s new regulations aim to help patients gain better control of their health data via smartphone apps, interoperability is expected to increase between providers, payers, and healthcare technology companies.

We believe our Healthcare Interoperability solutions and proprietary platforms drive resilient interoperable health infrastructure as a catalyst for delivering better care and reducing costs. We participate in Google Cloud’s Healthcare Interoperability Readiness Program, which aims to help free up patient data and make it more accessible across the continuum of care, as well as set up organizations for long-term success with more modern, interoperable API-first architectures. We help healthcare providers understand their current interoperability maturity levels and map out a stepwise journey to enable interoperability. For example, our Readabl.AI is a Google Cloud-based AI/ML platform to ingest documents, which provides OCR (optical character recognition) capabilities with Natural Language Processing where the patient information is extracted and matched/validated with healthcare providers’ EHR system via FHIR (Fast Healthcare Interoperability Resources) API.

Impact of, and response to, COVID-19 pandemic

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

Our Technology and Services

We offer two proprietary software platforms, CloudEz and DataEz, for cloud transformation, automation, data management, security and data governance, and clinical and non-clinical operations management. The platforms are composed of individual, proprietary technology toolsets and deep data assets that can be rapidly configured to empower the operationalization of large-scale, data-driven healthcare initiatives. The platforms enable healthcare organizations to implement highly sophisticated value-based initiatives on a very large scale. At the core of value-based initiatives is the need to aggregate and analyse data, garner meaningful insight from the results, and use these insights to drive material change to outcomes and economics. The platforms address these needs through their major competencies: (i) large-scale data connectivity, integration, and validation capabilities, (ii) advanced predictive analytics and high-speed computing, (iii) toolsets to translate resulting insights into real-world impact, and (iv) purpose-built data visualization and reporting.

CloudEz Technology Platform

CloudEz is an enterprise multi-cloud transformation and management platform that enables customers to manage their cloud infrastructure across private, hybrid, and public cloud infrastructures from providers such as AWS, Microsoft Azure, and Google Cloud. CloudEz offers cloud services to highly regulated industries, including healthcare, Life Sciences, and pharma and biotech organizations, in their cloud transformation journey. It leverages a library of infrastructure and application code developed ‘in-house’ to deliver infrastructure services that are secure and compliant. CloudEz also delivers an automated infrastructure compliance framework that facilitates our customers in being continuously compliant with regulatory requirements.

Implementing a secured cloud that requires continuous adherence of GxP / HIPAA compliance across a number of business units that individually span over a number of different vendors is the biggest challenge across all regulatory specific industries, such as pharma and healthcare. An automation framework that offers secure, continuous GxP / HIPAA compliance for pharmaceutical and healthcare businesses is required for faster deployment of business applications.

CloudEz platform has several security controls including identity & access management, cloud security & governance, data security, security information & event management, network and application security.

DataEz technology platform

Managing a data and data analytics platform is cumbersome with numerous moving components and current best practices that are prone to over-complication. The implemented architecture of some competing solutions is typically not scalable or does not allow workload flexibility. Reengineering such massive ecosystems is neither cost-effective nor practical for enterprises that want to focus on maintaining their market position. Additionally, and more importantly, when enterprise IT teams want to build their Data Lakes, centralized repository that store data, on the cloud, they must deal with overwhelming complexities – from choosing the right cloud provider that addresses their needs and ensures necessary government regulatory security and compliances are met to continuously managing a cost-effective infrastructure.

HTI brings together large-scale datasets, expansive connectivity, robust technology infrastructure, and industry-leading subject matter expertise. The capabilities of the HTI platforms enable both the efficient determination of highly meaningful insights and the reliable achievement of meaningful impact in the quality and economics of healthcare.

DataEz is a cloud-based data analytics and data science platform purpose-built for the data analytics and data science requirements of large Life Sciences/pharmaceutical and healthcare provider organizations. This platform enables our healthcare customers to ingest, securely analyse, and transform data from disparate sources to gain operational, financial, and clinical insights. DataEz is a fully secured and compliant platform that meets the regulatory requirements and we offer this as a solution and Software as a Service (SaaS) subscription model for Life Sciences and healthcare provider customers.

Combinations of all proprietary technology toolsets are configured to quickly empower highly differentiated solutions for customer needs in a highly scalable fashion. The flexibility of the platform’s modular design enables customers to integrate the capabilities of the platform with their own internal capabilities or other third-party solutions. The platforms bring to the marketplace a highly extensible, national-scale capability to interconnect with the healthcare ecosystem on a massive scale. This enables healthcare organizations to aggregate and analyse data in petabyte volumes, arrive at sophisticated insights in real-time, drive meaningful impact, and intuitively visualize data and information to inform business strategy and execution.

DataEz platform includes the advanced analytics capability for data scientists and analysts to rapidly spin up secure analytics workbenches. Analytics workbench enables agile analytics, by providing capabilities of data discovery, model building, model management, model consumption, visualization, and workflow management in an integrated platform to accelerate the data science life cycle using AI/ML algorithms as well as data analytics at scale.

DataEz Platform Architecture:

DataEz platform architecture is composed of various stages of data pipeline management including ingestion, quarantine, pre-curated, data curated, analytics/data warehouse, visualization/data warehouse and visualization/data science.

DataEz: Data Lake Management, Analytics & Data Science platform architecture diagram

Readabl.AI

Despite significant investments in electronic health records, paper-based unstructured data, such as faxes and clinical reports, remain the prevalent methods to share information about patients as they navigate the continuum of care. This reality has been particularly obvious during the COVID 19 pandemic. The NY Times recently highlighted that the fax machine continues to be a primary data communication tool in the fight against the virus.

Healthcare organizations demand an advanced automation solution to easily convert paper-based unstructured data into meaningful information for patient care. Readabl.AI uses state-of-the-art public cloud artificial intelligence and machine learning to recognize and extract healthcare information from documents, faxes, and narrative reports. Including Readabl.AI in customer organization’s workflow improves patient care and clinical efficiencies while maintaining security & confidentiality. Readabl.AI ensures that the necessary health information is available for patient care with reduced labor requirements and faster processing.

Readabl.AI is offered as a solution on public cloud marketplaces such as Google Cloud marketplace and is commercially available on a Software-as-a-Service (SaaS) subscription model.

Cloud IT Services

Cloud IT is a service offering that we provide that incorporates several of our existing technological platforms. Below are several of the benefits of our Cloud IT service:

1.	Multi-Cloud Advisory: Our certified public cloud architects and engineers are highly experienced and successful in providing end-to-end cloud advisory and deployment services. Our expert team of cloud certified professionals develops and deploys complex applications onto public, private, and hybrid clouds. In addition, we have a proven track record of migrating various IT infrastructures into cloud technologies, enabling healthcare organizations to attain their business goals. We help our customers analyse and identify suitable cloud options for their IT enterprise by clearly defining strategies of the cloud and the roadmap for its transformation. Our experts create secure, scalable, innovative, and robust cloud solutions that address the requirements of healthcare organizations by performing a detailed evaluation of technical compatibility and business objectives.
2.	DevOps as a Service: Cloud DevOps, often also referred to as DevSecOps given the criticality of security of the cloud, is the IT methodology through which enterprises migrate and manage their platforms and solutions in a continuous fashion on the cloud. healthcare enterprise IT leadership can rely on HTI’s turnkey managed services, strategic advisory services, proven methodology, automation capabilities, and expertise to steadily migrate their IT assets to the cloud.
3.	Cloud Security Operations Centre (SOC): CloudEz comes with advanced AI/ML-enabled alerts and monitoring services over and across the enterprise cloud environment. By implementing automated BOTs, our operations centre ensures our clients have a de-risked cloud environment by ensuring continuous security and regulatory compliance.
4.	Healthcare Cloud Backup and Disaster Recovery (BU/DR): Our cloud disaster recovery solution is a fully managed infrastructure solution that enables hospitals to host their DR instances on public cloud platforms such as AWS. Our solution specifically serves the MEDITECH market today. MEDITECH BU/DR solution will soon be available on AWS marketplace for healthcare customers.

Healthcare IT Services:

Healthcare IT is a separate service we provide primarily to hospitals and healthcare centres. Our healthcare IT services are utilized by 100+ hospitals across the US. These services include EHR implementation and optimization, managed services, interoperability, data assessments and tools, and clinical and training consulting to improve clinical outcomes and the patient experience.

•	EHR Implementation and Optimization: HTI is among one of the few MEDITECH READY-certified implementation partners for MEDITECH, a leading EHR system vendor. This READY certification from MEDITECH enables HTI to provide hospital clients with their EHR implementations. We have worked with hundreds of MEDITECH customers and successfully implemented and optimized the MEDITECH platform. Additionally, HTI is one of 15 partners (out of 200 total firms tracked by Epic Systems, Inc., a leading EHR system vendor) that works with Epic on a regular basis to discuss synergies and client performances. Our implementation solution set specifically addresses mergers and acquisitions as well as community technology extensions. We have successfully enabled over 600 community physicians in over 100 locations through our community technology deployment services.
•	EHR Managed Services: Our end-to-end EHR managed services cover hospital-wide IT support including Tier 2/Tier 3 support, technical support, report writing, on-demand application support, Community Connect, and acquisition services. HTI addresses healthcare organizations’ growing frustrations, inefficiencies, and high provider turnover in the healthcare communities through training and support to prevent loss of additional clinical resources, downturns in patient service volume, and loss of significant revenue. HTI’s Epic team offers a monthly support plan that provides comprehensive flexibility. It gives “flex support” for clients, allowing for the division of necessary work hours across different Epic resources and applications. Since the pandemic started, more hospitals and health systems are slowly making the transition to cloud platforms to host their EHRs and information systems to offer real-time data insights and more storage solutions. HTI sees this as an opportunity to provide EHR-as-a-service capabilities in real-time for hospitals on public cloud platforms.
•	Interoperability Assessments and Services: HTI is recognized as one of the top eight partners of the Google Cloud Healthcare Interoperability Readiness Program. Our services enable health systems to understand their readiness to meet CURES act requirements and develop and execute a roadmap across technology platforms utilizing HL7’s (Health Level Seven International provides standards and solutions to empower global health data interoperability) and FHIR (Fast Healthcare Interoperability Resources) standards.
•	Data Assessment and Toolsets: healthcare clients also approach us to build two-way data applications for quick and seamless communication with patients and to perform predictive analytics based on prior outcomes and readings from monitoring devices. We offer self-cataloguing data lakes and automated data quality check solutions. These cutting-edge solutions consist of a public cloud-based data lake where the data from various devices and sensors are ingested and stored through automated provisioning, and a scalable dashboard that is capable of monitoring hundreds of thousands of patients at a time based on the cloud-stored data.
•	Clinical and Training Consulting: HTI also provides clinical and operational consultants to healthcare organizations to support the improvement of their business, clinical, and patient outcomes and experience.

Devcool Acquisition

On December 10, 2021 we acquired all of the outstanding capital stock of Devcool, Inc., a California corporation ("Devcool") pursuant to a Share Purchase Agreement (the "Share Purchase Agreement") among us, Devcool, Go To Assistance Inc., a California corporation ("Seller"), and Mr. Sandeep Deokule, the Chief Executive Officer of Devcool at the time of the acquisition (“SD”) for a purchase price equal to $7,700,000. The purchase price was payable as follows: (i) $4,500,000 in cash was paid at closing; (ii) $700,000 in shares of the Company’s common stock; and (iii) $2,500,000 in potential earnout payments.

In addition, we entered into a consulting agreement with SD that terminates on March 31, 2024 for a minimum gross annual compensation of $120,000.

We also issued the Seller a non-interest bearing promissory note in the principal amount of $ 2,208,840.96 that matures on March 31, 2022 (the “Note”) that reflects an amount owed to the Seller by the Company equal to the difference between the amount of accrued and outstanding accounts receivable on the Closing Date less the amount of accrued and outstanding accounts payable on the Closing Date. The amount payable under the Note is subject to reduction to the extent Devcool account receivables accrued and outstanding as of the Closing Date are not collected by the maturity date of the Note. We have repaid approximately $500,000 of the principal amount of the Note.

DevCool provides electronic health records implementation and managed services to [6 of the top 10 Hospitals in the USA] and specializes in providing services to cancer research hospitals and university medical centres. The Devcool acquisition will help us in accelerating healthcare providers to adopt cloud technologies in improving clinical, operational, and financial performance.

Item 1A. Risk Factors

Investing in our common stock is highly speculative and involves a significant degree of risk. Before you invest in our securities, you should give careful consideration to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K, including our financial statements and related notes, before deciding whether to invest in our securities. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Company

Competition with companies that have greater financial, technical, and marketing resources than we have could result in a loss of clients and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.

There are a number of companies that are our principal and secondary competitors and offer products and systems that are comparable to our solutions and address the markets we serve. The principal competitive factors in our markets include product features, performance, and support, product scalability and flexibility, ease of deployment and use, the total cost of ownership, and time to value. Some of our current and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing, or other resources, a stronger brand and business user recognition, larger intellectual property portfolios, and broader global distribution and presence. Further, competitors may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling their software products with their other product offerings. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on creating a learning system or solutions that could directly compete with one or more of our offerings. If companies move a greater proportion of their data and computational needs to the cloud, new competitors may emerge which offer services comparable to ours or that are better suited for cloud-based data, and the demand for one or more of our offerings may decrease. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly. We may also face competition from providers of cloud management systems and database systems, and other segment-specific applications. Any of these companies, as well as other technology or healthcare companies, could decide at any time to specifically target hospitals and Life Sciences companies within our target market. A number of existing and potential competitors are more established than we are and have greater name recognition and financial, technical, and marketing resources. Products of our competitors may have better performance, lower prices, and broader market acceptance than our products. We expect increased competition that could cause us to lose clients, lower our prices to remain competitive, and, consequently, experience lower revenues, revenue growth, and profit margins, which would have a material adverse effect on our financial condition and business prospects.

We are dependent on the continued availability of third-party hosting and transmission services. Loss of contractual relationship with operational issues with, or changes to the costs of, our third-party data center providers could harm our business, reputation, or results of operations.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Amazon Web Services, Google Cloud, and Microsoft Azure Cloud, and we primarily use shared servers in such facilities. We are dependent on these third parties to provide continuous power, cooling, Internet connectivity, and physical and technological security for our servers, and our operations depend, in part, on their ability to protect these facilities against any damage or interruption from natural disasters, such as earthquakes and hurricanes, power or telecommunication failures, criminal acts, and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platforms as well as delays and additional expenses in arranging new facilities and services.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platforms. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricane, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits, or cause customers to stop using our platforms, any of which could materially and adversely affect our business.

Our Parent’s control could prevent us from obtaining essential services at lower rates and if our Parent ceases to provide us with services our business could suffer.

Our Parent provides us with essential services, including software development, infrastructure development, sales support, recruitment and immigration support, project coordination, human resources and operation support and management/advisory services. Although we pay our Parent for these services at what we believe are market rates and were negotiated in good faith on an arms-length basis, if we became aware in the future of third parties that could provide such services on terms more favorable than the Parent, our Parent’s control over our Board and our Company could prevent us from obtaining these services on more favorable terms from such third parties or renegotiating the terms with our Parent. Also, if the Parent was no longer able to provide us these services, we may be forced to obtain them from third parties on terms that are less favorable. If we are prevented by the Parent in the future from paying third parties less for services currently provided by the Parent or if the Parent is unable to provide us services it now provides, such events could have a material adverse effect on our business and financial condition.

As a “controlled company” under the Nasdaq Marketplace Rules, we may choose to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Under Rule 4350(c) of the Nasdaq Marketplace Rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that a majority of our directors be independent, as defined in Nasdaq rules and the requirement that our compensation and nominating and corporate governance committees consist entirely of independent directors. Although we do not intend to rely on the “controlled company” exemption under Nasdaq rules, we could elect to rely on this exemption in the future. If we elect to rely on the “controlled company” exemption, a majority of the members of our Board might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Accordingly, during any time while we remain a controlled company relying on the exemption and during any transition period following a time when we are no longer a controlled company, you would not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements. Our status as a controlled company could cause our common stock to look less attractive to certain investors or otherwise harm our trading price.

A significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation, and results of operations.

Our business requires the storage, transmission, and utilization of data, including healthcare information, patient’s information, personal information, and other information that must be maintained on a confidential basis. These activities have made, and may in the future make, our clients and our products a target of cyber-attacks by third parties seeking unauthorized access to the data contained on our platforms. As a result of the types and volume of personal data on our systems, we believe that healthcare companies may be a target for such breaches and attacks.

In recent years, the frequency, severity, and sophistication of cyber-attacks, computer malware, viruses, social engineering, and other intentional misconduct by computer hackers have significantly increased, and government agencies and security experts have warned about the growing risks of hackers, cybercriminals, and other potential attackers targeting information technology systems. Such third parties could attempt to gain entry into our systems for the purpose of stealing data or disrupting the systems. In addition, our security measures may also be breached due to employee error, malfeasance, system errors, or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords, or other information to gain access to the data contained on our platforms, including patient information.

While we and our third-party cloud providers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, particularly as techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until launched against a target, resulting in the unauthorized disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. Any failure to prevent or mitigate security breaches and improper access to or disclosure of the data we maintain, including personal information, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business.

We cannot be certain that advances in criminal capabilities, the discovery of new vulnerabilities in our systems, and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

We may incur significant costs in protecting against or remediating cyber-attacks. Any security breach could result in operational disruptions that impair our ability to meet our customers’ requirements, which could result in decreased revenue. Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective customers to reject our products and services in the future, deterring data suppliers from supplying us data or customers from using our services, or changing consumer behavior adversely affecting our technology’s market coverage. Further, we could be forced to expend significant resources in response to a security breach, including those expended in notifying individuals and providing mitigating services, repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims or governmental inquiries and investigations, all of which could divert the attention of our management and key personnel away from our business operations.

Finally, while we provide guidance and specific requirements in some cases, we do not directly control any of our clients’ cybersecurity operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws in or breaches of their systems, which could materially impact our business, operating results, and financial results.

An inability to attract and retain highly skilled employees could adversely affect our business.

To execute our growth plan, we must attract and retain highly qualified employees skilled in both software engineering and healthcare industry regulations. Competition for these employees is intense, especially with respect to software engineers with high levels of experience in cloud-related services. COVID-19 pandemic catalyzed the demand for such professional’s savvy in the healthcare industry as well. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. Many of the companies with which we compete for experienced employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.

Defects or disruptions in our cloud software solutions could result in diminished demand for our platforms and services, a reduction in our revenues, and subject us to substantial liability.

We have from time to time found defects in our solutions, and new defects may be detected in the future. In addition, we have experienced, and may in the future experience, service disruptions, degradations, outages, and other performance problems. These types of problems may be caused by a variety of factors, including human or software errors, viruses, cyber-attacks, fraud, spikes in customer usage, problems associated with our third-party computing infrastructure and network providers, infrastructure changes, and denial of service issues. Service disruptions may result from errors we make in delivering, configuring, or hosting our solutions, or designing, installing, expanding, or maintaining our platform’s computing infrastructure. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It is also possible that such problems could result in losses of data.

Since our customers use our platforms and services for important aspects of their business, any errors, defects, disruptions, service degradations, or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims, or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or in collection cycles for accounts receivable, or could require us to incur the expense of litigation or substantial liability.

We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan.

Since we were founded, we have experienced rapid growth and expansion of our operations. Our revenues, customer count, product and service offerings, countries of operation, facilities, and computing infrastructure needs have all increased significantly, and we expect them to increase in the future. We have also experienced rapid growth in our employee base. As we continue to grow, both organically and through acquisitions, we must effectively integrate, develop, and motivate an increasing number of employees (an increasing portion of whom are expected to work remotely due to the COVID-19 pandemic), while executing our growth plan and maintaining the beneficial aspects of our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to attract and retain highly qualified employees and to achieve our business objectives.

Our rapid growth has placed, and will continue to place, a significant strain on our management capabilities, administrative and operational infrastructure, facilities, IT, and other resources. We anticipate that additional investments in our facilities and computing infrastructure will be required to scale our operations. To effectively manage growth, we must continue to: improve our key business applications, processes, and computing infrastructure; enhance information and communication systems; and ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees (an increasing portion of whom are working and are expected to work remotely). These enhancements and improvements will require additional investments and allocation of valuable management and employee time and resources. Failure to effectively manage growth could result in difficulty or delays in deploying our solutions, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Changes in our senior management team or other key personnel could have a negative effect on our ability to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team or other key personnel. In particular, our founder and Chief Executive Officer, Suresh Venkatachari, is critical to our vision, strategic direction, culture, products, and technology. We do not maintain key-man insurance for Mr. Venkatachari or any other member of our senior management team. Any leadership transitions can be inherently difficult to manage, and an unsuccessful transition may cause disruption to our business. In addition, change in the senior management team may create uncertainty among investors concerning our future direction and performance. Any disruption in our operations or uncertainty around our ability to execute could have an adverse effect on our business, financial condition, or results of operations.

We may be unable to successfully introduce new products or services or fail to keep pace with advances in technology.

The successful implementation of our business model depends on our ability to adapt to evolving technologies and increasingly aggressive industry standards and introduce new products and services accordingly. We cannot provide assurance that we will be able to introduce new products on schedule, or at all, or that such products will achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our operating results. Any failure by us to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on our revenue growth and operating results.

If we cannot adapt to changing technologies, our products and services may become obsolete and our business could suffer. Because the markets in which we operate are characterized by rapid technological change, we may be unable to anticipate changes in our current and potential clients’ or users’ requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective clients and users, license leading technologies and respond to technological advances and emerging industry standards and practices, all on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving client or user requirements or emerging industry standards. Any of the foregoing could materially and adversely impact our business, financial condition, and operating results.

Our business depends in part on our ability to establish and maintain additional strategic relationships.

To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships with leaders in a number of the markets in which we operate. This is critical to our success because we believe that these relationships contribute towards our ability to:

•	extend the reach of our products and services to a larger number of participants in the Healthcare and Life Sciences industry;
•	develop and deploy new products and services;
•	further enhance our brand; and
•	generate additional revenue and cash flows.

Entering into strategic relationships is complicated because strategic partners may decide to compete with us in some or all of the markets in which we operate. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare and Life Sciences industries if we conduct business with their competitors.

We depend, in part, on our strategic partners’ ability to generate increased acceptance and use of our products and services. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, this could materially and adversely impact our business, financial condition, and operating results.

Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

Our sales cycle can be lengthy and unpredictable. Our sales efforts involve educating our customers about the use and benefits of our offerings and solutions, including the technical capabilities of our solutions and the potential cost savings and productivity gains achievable by deploying them. Additionally, many of our potential clients are typically already in long-term contracts with their current providers and face significant costs associated with transitioning to our offerings and solutions. As a result, potential customers typically undertake a significant evaluation process, which frequently involves not only our software platforms and component systems infrastructure and platforms but also their existing capabilities and solutions and can result in a lengthy sales cycle. We spend substantial time, effort, and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our platform as a service infrastructure are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays. Many of our potential hospital clients have used all or a significant portion of their revenues to comply with federal mandates to adopt electronic medical records to maintain their Medicaid and Medicare reimbursement levels. In the event we are unable to manage our lengthy and unpredictable sales cycle, our business may be adversely affected.

Our revenues have historically been concentrated among our top customers, and the loss of any of these customers could reduce our revenues and adversely impact our operating results.

Historically, our revenue has been concentrated among a small number of customers. In the three months ended December 31, 2021, our top customer and our top five customers accounted for 29% and 72% of our revenue, respectively. In the fiscal year ended December 31, 2021, our top customer and our top five customers accounted for 36% and 66% of our revenue, respectively. As a result, the loss of one or more of these customers could materially reduce our revenue, harm our results of operations, and limit our growth.

The pandemic caused by the spread of the COVID-19 could have an adverse impact on our financial condition and results of operations and other aspects of our business.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. We had to arrange work from home for its employees and incur additional administrative expenditures. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

Risks Related to Our Intellectual Property and Our Platforms and Services

Protection of certain intellectual property may be difficult and costly, and our inability to protect our intellectual property could reduce the value of our products and services.

Our trademarks, trade secrets, copyrights, and other intellectual property rights are important assets to us. Various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services, and technologies. For instance, any of our current or future intellectual property rights may be challenged by others or invalidated through administrative process or litigation.

We have taken efforts to protect our proprietary rights, including a combination of license agreements, confidentiality policies and procedures, confidentiality provisions in employment agreements, confidentiality agreements with third parties, and technical security measures, as well as our reliance on copyright, trademark, trade secret, and unfair competition laws. These efforts may not be sufficient or effective. For example, the secrecy of our trade secrets or other confidential information could be compromised by our employees or by third parties, which could cause us to lose the competitive advantage resulting from those trade secrets or confidential information. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise infringe upon, misappropriate or use our intellectual property. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We may also conclude that, in some instances, the benefits of protecting our intellectual property rights may be outweighed by the expense.

In addition, our platforms incorporate “open source” software components that are licensed to us under various public domain licenses. Open-source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of such terms on our business is somewhat unknown. Further, some enterprises may be reluctant or unwilling to use cloud-based services, because they have concerns regarding the risks associated with the security and reliability, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would adversely affect our business, financial condition, or operating results.

Legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and still evolving. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and effective intellectual property protection may not be available in every country in which our products and services are distributed.

Any impairment of our intellectual property rights, or our failure to protect our intellectual property rights adequately, could give our competitors access to our technology and could materially and adversely impact our business and operating results. Any increase in the unauthorized use of our intellectual property could also divert the efforts of our technical and management personnel and resulting in significant additional expense to us, which could materially and adversely impact our operating results.

Finally, in order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business, and could cause the market price of our common stock to decline. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and our business.

We may be liable for infringing the intellectual property rights of others.

Our competitors may develop similar intellectual property, duplicate our products and/or services, or design around any patents or other intellectual property rights we hold. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the patents, intellectual property, or other proprietary rights of third parties, which could be time-consuming and costly and have an adverse effect on our business and financial condition. Intellectual property infringement claims could be made against us and our ecosystem partners, especially as the number of our competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from operating our company and result in a temporary inability to use the intellectual property subject to such claim. In addition, if we, our ecosystem partners, and/or customers become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and develop comparable non-infringing intellectual property, to obtain a license, or to cease providing the content or services that contain the infringing intellectual property. We may be unable to develop a non-infringing intellectual property or obtain a license on commercially reasonable terms, if at all.

We may not be able to protect our intellectual property rights throughout the world.

Third parties may attempt to commercialize competitive products or services in foreign countries where we do not have a trademark or copyright registration or where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations which we expect to expand.

Registration and enforcement of intellectual property rights to our platforms and services in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly developing countries. For example, Europe has a heightened requirement for patentability of software inventions. Thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products concerning our healthcare technology into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and services and further, may export otherwise infringing products and services to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products or services may compete with ours, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

Our use of third-party open-source software could negatively affect our ability to offer our products and services through our platforms and subject us to possible litigation.

We have incorporated, and may in the future incorporate, third-party open-source software in our technologies. Open-source software is generally licensed by its authors or other third parties under open source licenses. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and requesting compliance with the open-source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Some open-source software licenses require end-users who use, distribute or make available across a network software and services that include open-source software to offer to the public aspects of the technology that incorporates the open-source software for no cost, make publicly available source code (which in some circumstances could include valuable proprietary code) for modifications or derivative works created based upon incorporating or using the open-source software and/or to license such modifications or derivative works under the terms of the particular open source license. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release or license the source code of our proprietary software to the public. Additionally, if a third-party software provider has incorporated open-source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. While we use tools designed to help us monitor and comply with the licenses of third-party open-source software and protect our valuable proprietary source code, we may inadvertently use third-party open-source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open-source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open-source software. If we were to receive a claim of non-compliance with the terms of any of these open-source licenses, we may be required to publicly release certain portions of our proprietary source code, expend substantial time and resources to re-engineer some of our software, or pay damages, settlement fees or a royalty to use certain open-source software. Any of the foregoing could disrupt and harm our business.

In addition, the use of third-party open-source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide support, warranties, controls, indemnification, or other contractual protections regarding the functionality or origin of the software. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could harm our business, financial condition, results of operations, and prospects and could help our competitors develop products and services that are similar to or better than ours.

Any failure to protect our intellectual property that is not registered could impair our business.

Although we rely on copyright laws to protect the works of authorship (including software) created by us, we do not register the copyrights in any of our copyrightable works. Copyrights of U.S. origin must be registered before the copyright owner may bring an infringement suit in the United States. Furthermore, if a copyright of U.S. origin is not registered within three months of publication of the underlying work, the copyright owner may be precluded from seeking statutory damages or attorney’s fees in any United States enforcement action, and may be limited to seeking actual damages and lost profits. Accordingly, if one of our unregistered copyrights of U.S. origin is infringed by a third party, we will need to register the copyright before we can file an infringement suit in the United States, and our remedies in any such infringement suit may be limited.

We are subject to numerous privacy and data security laws and related contractual requirements and our failure to comply with those obligations could cause us significant harm.

In the normal course of our business, we collect, process, use and disclose information about individuals, including protected health information and other patient data, as well as information relating to health professionals and our employees. The collection, processing, use, disclosure, disposal, and protection of such information is highly regulated both in the United States and other jurisdictions, including but not limited to, under HIPAA, as amended by HITECH; U.S. state privacy, security, and breach notification and healthcare information laws; the European Union’s GDPR; and other European privacy laws as well as privacy laws being adopted in other regions around the world. These laws and regulations are complex and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. In addition, our collection, processing, use, disclosure, and protection of information are subject to related contractual requirements. Compliance with such laws and related contractual requirements may require changes to our collection, use, transfer, disclosure, or other processing of information about individuals, and may thereby increase compliance costs. Failure to comply with such laws and/or related contractual obligations could result in regulatory enforcement or claims against us for breach of contract, or may lead third parties to terminate their contracts with us and/or choose not to work with us in the future. Should this occur, there could be a material adverse effect on our reputation, business, financial condition, and results of operations.

These regulations often govern the use, handling, and disclosure of information about individuals, including medical information, and require the use of standard contracts, privacy and security standards, and other administrative simplification provisions. In relation to HIPAA, we do not consider our service offerings to generally cause us to be subject as a covered entity; however, in certain circumstances, we are subject to HIPAA as a business associate and may enter into business associate agreements.

Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination, and security of information about individuals, including health-related information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security, and access. Consumer protection laws require us to publish statements that describe how we handle information about individuals and choices individuals may have about the way we handle their information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC violating consumers’ privacy rights or failing to take appropriate steps to keep information about consumers secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act.

In addition, certain states have adopted robust privacy and security laws and regulations. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA, which took effect in 2020, imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt-out of certain sharing of personal information. Protected health information that is subject to HIPAA is excluded from the CCPA, however, the information we hold about individuals that is not subject to HIPAA would be subject to the CCPA. It is unclear how HIPAA and the other exceptions may be applied under the CCPA. The CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

The GDPR became enforceable on May 25, 2018. The GDPR regulates our processing of personal data, and imposes stringent requirements. The GDPR includes sanctions for violations up to the greater of €20 million or 4.0% of worldwide gross annual revenue and applies to services providers such as us. In addition, from the beginning of 2021(when the transitional period following Brexit expires), we will have to comply with the GDPR and also the UK GDPR, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example how data transfers between EU member states and the United Kingdom will be treated and the role of the Information Commissioner’s Office following the end of the transitional period. These changes will lead to additional costs and increase our overall risk exposure.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, e.g., on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and a potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances; this has created uncertainty. At the moment we have not implemented any Privacy Shield procedures or certifications. We also currently rely on the standard contractual clauses to transfer personal data outside the EEA, including to the United States. It may subject us to a lawsuit of a European Union citizen, if we inadvertently process their personally-identifiable information.

The United States, the European Union, and other jurisdictions where we operate continue to issue new and enhance existing, privacy and data security protection regulations related to the collection, use, disclosure, disposal, and protection of information about individuals, including medical information. Privacy and data security laws are rapidly evolving both in the United States and internationally, and the future interpretation of those laws is somewhat uncertain. E.g., we do not know how E.U. regulators will interpret or enforce many aspects of the GDPR and some regulators may do so in an inconsistent manner. In the United States, privacy and data security is an area of emphasis for some but not all state regulators, and new legislation has been and likely will continue to be introduced at the state and/or federal level. For instance, there is a new act on the ballot in California, the California Privacy Rights Act, which may go into effect in 2023. Additional legislation or regulation might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other information about individuals, each of which may require substantial expenditures or limit our ability to offer some of our services.

Risks Related to Our Industry

Markets for our products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively in these markets.

The market for healthcare solutions is intensely competitive and is characterized by rapidly evolving technology, solution standards, and users’ needs, and the frequent introduction of new products and services. There can be no assurance that we capture additional opportunities in such rapidly evolving markets. Some of our competitors may be more established, benefit from greater name, recognition and have substantially greater financial, technical, and marketing resources than us. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by government programs and as a result of consolidation in both the IT and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

We compete on the basis of several factors, including:

•	breadth and depth of services, including our open architecture and the level of product integration across care settings;
•	integrated platform;
•	regulatory compliance;
•	reputation;
•	reliability, accuracy, and security;
•	client service;
•	the total cost of ownership;
•	innovation; and
•	industry acceptance, expertise, and experience.

There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially and adversely impact our business, financial condition, and operating results.

Increased government involvement in healthcare could materially and adversely impact our business.

United States healthcare system reform at both the federal and state level could increase government involvement in healthcare, reconfigure reimbursement rates and otherwise change the business environment of our clients and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted, or implemented or what impact those initiatives may have on our business, financial condition, or operating results. Our clients and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services.

Consolidation in the healthcare industry could adversely impact our business, financial condition, and operating results.

Many healthcare industry organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, the competition to provide products and services like ours will become more intense, and the importance of establishing and maintaining relationships with key industry participants will increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. Such consolidation may also lead to integrated delivery systems requiring newly acquired physician practices to replace our products and services with those already in use in the larger enterprise. Any of these factors could materially and adversely impact our business, financial condition, and operating results.

We are subject to numerous regulatory requirements of the healthcare industry and is susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by a number of foreign, federal, state, and local governmental entities. The impact of such regulations on us, our products, and our services can be both direct and indirect. The direct impact is present to the extent we are ourselves subject to the pertinent laws and regulations. The indirect effect of such regulations can be experienced both in terms of the level of government reimbursement available to our clients and to the extent, our products must be capable of being used by our clients in a manner compliant with applicable laws and regulations. Furthermore, our efforts to expand into new markets internationally may subject us to numerous additional laws and regulations that may be potentially burdensome in compliance.

The ability of our clients to comply with laws and regulations while using our software platforms and solutions could affect the marketability of our products or our compliance with our client contracts, or even expose us to direct liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations. Because our business relationships with doctors, hospitals, and Life Sciences clients are unique and the healthcare IT industry as a whole is to a certain extent, in its incipient stage, the application of many state and federal regulations to our business operations and to our clients may be uncertain.

Additionally, a tendency to impose additional regulation in the U.S. federal and state privacy and security laws (such as CCPA); fraud and abuse laws, including anti-kickback laws and limitations on physician referrals; numerous quality measurement programs being adopted by our clients; and laws related to distribution and marketing, including the off-label promotion of prescription drugs, which may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. It is possible that a review of our business practices or those of our clients by courts or regulatory authorities could result in a determination that could adversely affect us.

In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry generally and the EHR industry specifically are expected to continue to undergo significant legal and regulatory changes for the foreseeable future, which could have an adverse effect on our business, financial condition, and operating results. We cannot predict the effect of possible future enforcement, legislation, and regulation.

We may be directly and indirectly liable for its client’s non-compliance with laws and regulations addressing Electronic Health Records.

A number of relevant federal and state laws govern the use and content of EHRs, including fraud and abuse laws that may affect the approach to our technological solutions. We provide solutions and expert services in connection with EHR to a variety of healthcare providers. As a result, our platforms and services have to be designed in a manner that facilitates our clients’ compliance with applicable laws and regulations. We cannot predict the content or effect of possible changes to these laws or new federal and state laws that might govern these systems and services. Furthermore, we may be required to obtain pertinent certifications or permissions to meet industry standards that could adversely impact our business.

The Company and its products are subject to laws and regulations concerning privacy, information security, data protection, consumer protection, and protection of minors, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could harm our business, financial condition, results of operations, reputation, or prospects.

In addition to healthcare-specific information protection requirements, we store sensitive information, including personal information about our employees, and our platforms involve the storage and transmission of customers’ personal information on equipment, networks, and corporate systems run by us or managed by third parties including Amazon, Apple, Facebook, Google, and Microsoft. We are subject to a number of laws, rules, and regulations requiring us to provide notification to players, investors, regulators, and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws, including the European Union’s General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), have increased and may increase in the future. Our corporate systems, third-party systems, and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our customers’ data or any third-party data we may possess. Any such security breach could require us to comply with various breach notification laws, may affect our ability to operate, and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability, each of which could be material.

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. For example, the State of California’s passage of the CCPA, which went into effect on January 1, 2020, and created new privacy rights for consumers residing in the state. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act (“COPPA”) requires companies to obtain parental consent before collecting personal information from children under the age of 13. Compliance with GDPR, CCPA, COPPA, and similar legal requirements has required us to devote significant operational resources and incur significant expenses.

We strive to comply with all applicable laws, policies, legal obligations, and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, policies, legal obligations, or industry codes of conduct may be passed, or existing laws, policies, legal obligations, or industry codes of conduct may be interpreted in such a way that could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with our privacy policy and terms of service, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us, which could have an adverse effect on our business, financial condition, results of operations, reputation or prospects. Additionally, if third parties we work with, such as players, vendors, or developers violate applicable laws or our policies, such violations may also put our clients’ and their patients’ information at risk and could, in turn, have an adverse effect on our business, financial condition, results of operations, reputation, or prospects.

The Company and its products are subject to laws and regulations concerning healthcare provider’s practices and patients’ information protection. Our actual or perceived failure to comply with these laws and regulations could harm our business, financial condition, results of operations, reputation, or prospects.

As part of the operation of our business, we, and our subcontractors may have access to, or our clients may provide to us, individually identifiable health information related to the treatment, payment, and operations of providers’ practices. In the United States, government and industry legislation and rulemaking, especially HIPAA, HITECH, and standards and requirements published by industry groups such as the Joint Commission require the use of standard transactions, standard identifiers, security other standards and requirements for the transmission of certain electronic health information. National standards and procedures underripe include the “Standards for Electronic Transactions and Code Sets” (the “Transaction Standards”); the “Security Standards” (the “Security Standards”); and the “Standards for Privacy of Individually Identifiable Health Information” (the “Privacy Standards”). The Transaction Standards require the use of specified data coding, formatting, and content in all specified “healthcare Transactions” conducted electronically. The Security Standards require the adoption of specified types of security measures for certain electronic health information, which is called Protected Health Information (“PHI”). The Privacy Standards grant a number of rights to individuals as to their PHI and restrict the use and disclosure of PHI by “Covered Entities,” defined as “health plans,” “healthcare providers,” and “healthcare clearinghouses.”

Any failure or perceived failure by us to comply with the aforementioned laws and regulations in connection with our products and services provided to our clients or used by third parties, or our related legal obligations, or any compromise of security that results in the unauthorized release or transfer protected information, may result in governmental enforcement actions, litigation, class action, or public statements against us by consumer advocacy groups or others and could cause our clients to lose trust in us, which could have an adverse effect on our business, financial condition, results of operations, reputation or prospects.

The Company and its products are subject to laws and regulations concerning electronic prescribing standards and the adoption of controlled substance electronic prescribing. Our actual or perceived failure to comply with these laws and regulations could harm our business, financial condition, results of operations, reputation, or prospects.

The use of our software by physicians to perform a variety of functions, including electronic prescribing, which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. There is significant variation in the laws and regulations governing prescription activity, as federal law and the laws of many states permit the electronic transmission of certain controlled prescription orders, while the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the federal level on the use of electronic prescribing for controlled substances and certain other drugs, including a regulation enacted by the Drug Enforcement Association in mid-2010. However, some states (most notably New York) have passed complementary laws governing the use of electronic prescribing tools in the use of prescribing opioids and other controlled substances, and we expect this to continue to be addressed with regulations in other states. In addition, the HHS published its final “E-Prescribing and the Prescription Drug Program” regulations in 2005 (effective January 1, 2006), and final regulations governing the standards for electronic prescribing under Medicare Part D in 2008 (effective June 6, 2008) (the “ePrescribing Regulations”). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) and consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. Further, in 2016, Congress passed the Comprehensive Addiction and Recovery Act, which contained components related to Prescription Drug Monitoring Programs and other elements that relate to the use of our technologies. These standards are detailed and broad, and cover not only routing transactions between prescribers and pharmacies, but also electronic eligibility, formulary, and benefits inquiries. In general, regulations in this area can be burdensome and evolve regularly, meaning that any potential benefits to our clients from utilizing such solutions and services may be superseded by a newly-promulgated regulation that adversely affects our business model. Our efforts to provide solutions that enable our clients to comply with these regulations could be time consuming and expensive.

Any failure or perceived failure by us to comply with the aforementioned laws and regulations in connection with our products and services provided to our clients or used by third parties, or our related legal obligations, or any compromise of security that results in the unauthorized release or transfer protected information, may result in governmental enforcement actions, litigation, class action, or public statements against us by consumer advocacy groups or others and could cause our clients to lose trust in us, which could have an adverse effect on our business, financial condition, results of operations, reputation, or prospects.

We may be subject to liability as a result of a failure or a perceived failure to comply with laws and regulations governing approval and reimbursement of claims by healthcare industry payers.

Our software solutions allow to electronically transmits medical claims by physicians to patients’ payers for approval and reimbursement. In addition, our services include assistance in cloud processing and submission of medical claims by physicians to patients’ payers for approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payer, including, without limitation, Medicare, Medicaid, and all private health plans and managed care plans, seeking payment for any services or products that overbills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system and through our services are accurate and complete, provided that the information given to us by our clients is also accurate and complete. If, however, we or our subcontractors do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to liability.

In the event our software platforms and solutions are found to be subject to FDA’s regulations and approval in connection with the certain types of medical devices our software integrates with, we may have to incur additional costs or be subjected to potential criminal and civil penalties in case of the actual or perceived failure of us to comply with such regulations.

Certain computer software products are regulated as medical devices under the Federal Food, Drug and Cosmetic Act. The 21st Century Cures Act, passed in December 2016, clarified the definition of a medical device to exclude health information technology such as Electronic Health Records; however, the legislation did leave the opportunity for that designation to be revisited if determined to be necessary by changing industry and technological dynamics. Accordingly, the Food and Drug Administration (the “FDA”) may become increasingly active in regulating computer software intended for use in healthcare settings. Depending on the product, we could be required to notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires this data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA would approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug, and Cosmetic Act’s general controls. The FDA can impose extensive requirements governing pre- and post-market conditions such as approval, labeling, and manufacturing, as well as governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction, and civil monetary policies—each of which could have an adverse effect on our business.

We may have to incur material expenses in order to accommodate its client’s interoperability requests dictated by interoperability standards of exchange of health information.

Our clients are concerned with and often require that our software solutions and health care devices be interoperable with other third-party health care information technology suppliers. With the passing of the MACRA in 2015, the U.S. Congress declared it a national objective to achieve widespread exchange of health information through interoperable certified EHR technology nationwide by December 31, 2018. The 21st Century Cures Act, which was passed and signed into law in December 2016, includes numerous provisions intended to encourage this nationwide interoperability.

In February 2019, HHS’s Office of the National Coordinator for Health Information Technology (“ONC”) released a proposed rule titled, “21st Century Cures Act: Interoperability, Information Blocking, and the ONC Health IT Certification Program.” Following an extended public comment period, in March 2020 ONC released the final rule which implements the key interoperability provisions included in the Cures Act. Specifically, it calls on developers of certified EHRs and health IT products to adopt standardized application programming interfaces (“APIs”), which will help allow individuals to securely and easily access structured and unstructured EHI formats using smartphones and other mobile devices. This provision and others included in the rule create a lengthy list of new certification and maintenance of certification requirements that developers of EHRs and other health IT products have to meet in order to maintain approved federal government certification status. Although our current products do not require such certification, they may be required to be certified in future. Meeting and maintaining this certification status will require additional development costs.

The ONC rule also implements the information blocking provisions of the 21st Century Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the 21st Century Cures Act, the U.S. Department of Health and Human Services (“HHS”) has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against certified health IT developers found to be in violation of “information blocking.” This new oversight and authority to investigate claims of information blocking creates significant risks for us and our clients and could potentially create substantial new compliance costs.

Other regulatory provisions included in the ONC Cures Act final rule could create compliance costs and/or regulatory risks for us. Because these regulations are subject to future changes and/or significant enforcement discretion by federal agencies, the ultimate impact of these regulations is unknown.

There is significant uncertainty in the healthcare industry, both as a result of recently enacted legislation and changing government regulation, which may have a material adverse impact on the businesses of our hospital clients and ultimately on our business, financial condition, and results of operations.

The healthcare industry is subject to changing political, economic, and regulatory influences that may affect the procurement processes and operation of healthcare facilities, including our hospital clients. During the past decade, the healthcare industry has been subject to increased legislation and regulation of, among other things, reimbursement rates, payment programs, information technology programs, and certain capital expenditures (collectively, the “Health Reform Laws”). The Health Reform Laws contain various provisions that impact us and our clients. Some of these provisions have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, have a negative impact due to fewer available resources. The continued increase in fraud and abuse penalties is expected to adversely affect participants in the healthcare sector, including us.

The activity related to the repeal, repair, and/or replacement of the Patient Protection and Affordable Care Act (“PPACA”), including any changes resulting from continued judicial and congressional challenges to certain aspects of the law, and the 2015 repeal of the Sustainable Growth Rate and replacement with the MACRA may have an impact on our business. The Affordable Care Act, passed in 2010, contained various provisions that have impacted us and our clients, and any replacement or adjustment of that law may change requirements related to our products or how our clients use them, as well as reimbursement available to our clients. These may have a positive impact by requiring the expanded use of EHRs and analytics tools to participate in certain federal programs, for example, while others, such as those mandating reductions in reimbursement for certain types of providers, may have a negative impact by reducing the resources available to purchase our products. Increases in fraud and abuse enforcement and penalties may also adversely affect participants in the healthcare sector, including us.

As existing regulations mature and become better defined, we anticipate that these regulations will continue to directly affect certain of our products and services, but we cannot fully predict the effect at this time. We have taken steps to modify our products, services, and internal practices as necessary to facilitate our compliance with the regulations, but there can be no assurance that we will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention and divert other company resources, and any non-compliance by us could result in civil and criminal penalties.

We may not see the benefits from government funding programs initiated to accelerate the adoption and utilization of health information technology.

While government programs have been implemented to improve the efficiency and quality of the healthcare sector, including expenditures to stimulate business and accelerate the adoption and utilization of healthcare technology, we may not see the anticipated benefits of such programs. Under the ARRA, the PPACA, and the MACRA, significant government financial resources are being invested in healthcare, including financial incentives to healthcare providers who can demonstrate meaningful use of certified EHR technology since 2011. While we expect the ARRA, the PPACA, and the MACRA to continue to create sales opportunities over the next several years, we are unsure of the immediate or long-term impact of these government actions.

HITECH established the Medicare and Medicaid EHR Incentive Programs to provide incentive payments for eligible professionals, hospitals, and critical access hospitals as they adopt, implement, upgrade, or demonstrate meaningful use of certified EHR technology. HITECH, and subsequently MACRA, also authorized CMS to apply payment adjustments, or penalties, to Medicare eligible professionals and eligible hospitals that are not meaningful users under the Medicare EHR Incentive Program. Centers for Medicare & Medicaid Services (“CMS”).

Although we believe that our service offerings will meet the requirements of HITECH and MACRA to allow our clients to qualify for financial incentives and avoid financial penalties for implementing and using our services, there can be no guaranty that our clients will achieve meaningful use (or its equivalent under MACRA’s Merit Based Incentive Payment System, Promoting Interoperability) or actually receive such planned financial incentives for our services. We also cannot predict the speed at which healthcare providers will adopt electronic health record systems in response to these government incentives, whether healthcare providers will select our products and services, or whether healthcare providers will implement an electronic health record system at all. In addition, the financial incentives associated with the meaningful use program are tied to provider participation in Medicare and Medicaid, and we cannot predict whether providers will continue to participate in these programs. Any delay in the purchase and implementation of electronic health records systems by healthcare providers in response to government programs, or the failure of healthcare providers to purchase an electronic health record system, could have an adverse effect on our business, financial condition, and results of operations. It is also possible that additional regulations or government programs related to electronic health records, amendment or repeal of current healthcare laws and regulations, or the delay in regulatory implementation could require us to undertake additional efforts to meet meaningful use standards, materially impact our ability to compete in the evolving healthcare IT market, materially impact healthcare providers’ decisions to implement electronic health records systems or have other impacts that would be unfavorable to our business. The costs of achieving and maintaining certified electronic health record technology (“CEHRT”) are also significant and because the definition of CEHRT and its use requirements for clients are subject to regulatory changes, these programs and future regulatory changes to them could adversely impact our business.

We may be subject to false or fraudulent claim laws.

There are numerous federal and state laws that forbid the submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid the abuse of existing systems for such submission and payment. Any failure of our revenue cycle management services to comply with these laws and regulations could result in substantial liability including, but not limited to, criminal liability, could adversely affect demand for our services and could force us to expend significant capital, research and development, and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation, or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payers and have an adverse effect on our business.

If the healthcare information technology market fails to continue to develop as quickly as expected, our business, financial condition, and operating results could be materially and adversely affected.

The electronic healthcare information market is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of the platforms and programmatic solutions we offer. We expect that additional companies will continue to enter this market, especially in response to recent legislative actions. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for our products and services are new and evolving, we are not able to predict the size and growth rate of the markets with any certainty. If markets fail to develop, develop more slowly than expected, or become saturated with competitors, our business, financial condition, and operating results could be materially and adversely impacted.

If the demand for cloud-based solutions declines, particularly in the Life Sciences industry, our revenues could decrease and our business could be adversely affected.

The continued expansion of the use of cloud-based solutions, particularly in the Life Sciences industry, depends on a number of factors, including the cost, performance, and perceived value associated with cloud-based solutions, as well as the ability of providers of cloud-based solutions to address and maintain security, privacy, and unique regulatory requirements or concerns. If we or other cloud-based solution providers experience security incidents, loss of customer data, disruptions in delivery, or other problems, the market for cloud-based solutions in the Life Sciences industry, including our solutions, may be adversely affected. If cloud-based solutions do not continue to achieve more widespread adoption in the Life Sciences industry, or there is a widespread reduction in demand for cloud-based solutions, our revenues could decrease and our business could be adversely affected.

Unfavorable conditions in our industry or the U.S. economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the United States economy on us or our clients. The revenue growth and potential profitability of our business depend on demand for the workforce and provide platforms and programmatic for healthcare providers. We sell our products and services to organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our products may be negatively affected. If economic conditions deteriorate, our clients and potential clients may elect to decrease their workforce development budgets for cloud-based platforms and programmatic solutions by deferring or reconsidering purchases, which would limit our ability to grow our business and negatively affect our operating results.

The market for our data analysis systems and software solutions is new and unproven and may not grow.

We believe our future success will depend in large part on establishing and growing a market for our systems infrastructure and that are able to provide operational intelligence, particularly designed to collect and index machine data. Our systems infrastructure is designed to address interoperability challenges across the healthcare continuum. It integrates big data with real-time resources and applies machine learning algorithms to inform and optimize treatment decisions. In order to grow our business, we intend to expand the functionality of our offering to increase its acceptance and use by the broader market. In particular, our systems infrastructure is targeted at those in the healthcare continuum that are transitioning from fee-for-service to a value-based reimbursement model. While we believe this to be the current trend in healthcare, this trend may not continue in the future. Our systems infrastructure is less effective with a traditional fee-for-service model and if there is a reversion in the industry towards fee-for-service, or a shift to another model, we would need to update our offerings and we may not be able to do so effectively or at all. It is difficult to predict client adoption and renewal rates, client demand for our software, the size and growth rate of the market for our solutions, the entry of competitive products, or the success of existing competitive products. Many of our potential clients may already be a party to existing agreements for competing offerings that may have lengthy terms or onerous termination provisions, and they may have already made substantial investments into those platforms which would result in high switching costs. Any expansion in our market depends on several factors, including the cost, performance, and perceived value associated with such operating system and software applications particularly considering the shifting market dynamics. Although we have experienced rapid adoption of our systems infrastructure and software solutions, the rate may slow or decline in the future, which would harm our business and operating results. In addition, while many large hospital systems and payers use our solutions, many of these entities use only certain of our offerings, and we may not be successful in driving broader adoption of our solutions among these existing users, which would limit our revenue growth.

If the market for our offerings does not achieve widespread adoption or there is a reduction in demand for our offerings in our market caused by a lack of customer acceptance, technological challenges, lack of accessible machine data, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results. You should consider our business and prospects in light of the risks and difficulties we may encounter in this new and unproven market.

Risks Related to this Offering and Ownership of Our Securities

The market for our common stock is new and may not develop to provide investors with adequate liquidity.

We only recently conducted our initial public offering in October of 2021. Therefore, the market for our common stock is new, and we cannot assure you that an active trading market for our common stock will develop, or if it does develop, it may not be maintained. You may not be able to sell your common stock quickly or at the market price if trading in our securities is not active.

Our failure to meet the continuing listing requirements of Nasdaq could result in a de-listing of our common stock.

If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The Securities and Exchange Commission (or SEC) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Our management will have broad discretion over the use of any net proceeds from this offering and you may not agree with how we use the proceeds, and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of any net proceeds from this offering and could use them for purposes other than those contemplated at the time of this offering. Accordingly, you will be relying on the judgment of our management with regard to the use of any proceeds from the exercise of warrants on a cash basis in this offering and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for you.

Our Parent owns approximately 71% of our common stock and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval.

Our Parent owns approximately 71% of our common stock. As a result, our Parent will have control over all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, the approval of any business combination, and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders. Additionally, Suresh Venkatachari, our Chairman and Chief Executive Officer is also a director and the Chief Executive Officer of SecureKloud Technologies Ltd. and is a significant shareholder of SecureKloud Technologies Ltd., which owns 65.2% of our Parent. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

We have recently issued convertible promissory notes with warrants that are convertible into and exercisable for our common stock and could cause substantial dilution to investors and a decline in our stock price.

We have recently issued the Convertible Notes and the Warrants that are currently convertible into 2,218,297 shares of our common stock at conversion and exercise prices that are 40% and 28% less than the offering price in this initial public offering. Furthermore, if an event of default that is a payment default under the Convertible Notes occurs, the number of shares of our common stock underlying the Warrants would be increased from 807,545 to 1,211,318. Additionally, in order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Investors purchasing our shares or other securities in the future could have rights superior to existing common stockholders, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be lower than the price per share in this offering. If the holders of the Convertible Notes and Warrants decide to exercise their conversion and exercise rights in full or additional shares of common stock or securities that are convertible into or exchangeable for our common stock are issued in the future, you may experience substantial dilution and a decline in the value of your common stock, which could result in you suffering a loss.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Several analysts cover our stock. If one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the SOX, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this prospectus, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Our management will have broad discretion over the use of any net proceeds from this offering and you may not agree with how we use the proceeds, and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of any net proceeds from this offering and could use them for purposes other than those contemplated at the time of this offering. Accordingly, you will be relying on the judgment of our management with regard to the use of any proceeds from the exercise of warrants on a cash basis in this offering and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for you.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

Our stock price may decline significantly and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock is likely to be volatile. The stock market has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. We and the underwriters have negotiated to determine the initial public offering price. You may not be able to resell your shares at or above the initial public offering price due to a number of factors such the following:

•	results of operations that vary from the expectations of securities analysts and investors;
•	results of operations that vary from those of our competitors;
•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•	declines in the market prices of stocks generally;
•	strategic actions by us or our competitors;
•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;
•	changes in general economic or market conditions or trends in our industry or markets;
•	changes in business or regulatory conditions;
•	additions or departures of key management personnel;
•	future sales of our common stock or other securities by us or our existing stockholders, or the perception of such future sales;
•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	announcements relating to litigation;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	the development and sustainability of an active trading market for our stock;
•	changes in accounting principles; and
•	other events or factors, including those resulting from natural disasters, war, acts of terrorism, or responses to these events.

The elimination of personal liability against our directors and officers under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our Amended and Restated Certificate of Incorporation and our Bylaws eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Delaware law. Further, our amended and restated certificate of incorporation and our Bylaws and individual indemnification agreements we have entered with each of our directors and executive officers provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by the Delaware law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders.

Our certificate of incorporation will designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or the Bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above

We believe these provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

These broad market and industry fluctuations may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock are low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our common stock.

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations, and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws, and dependent upon a number of factors, including our earnings, capital requirements, and overall financial conditions. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our Credit Facilities and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our Company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease and maintain our primary offices at 4309 Hacienda Drive, Suite 150 Pleasanton CA, USA 94588.We also have our satellite lease offices at 2 Tower Centre Blvd, 8th Floor, Suite # 804, East Brunswick, NJ-08816. We do not currently own any real estate.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We may in the future receive claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us. To date, we have not been made aware of any actual, pending or threatened litigation against the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “HCTI.”

Holders

As of March 2, 2022, there were 57 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

From December 1, 2020 to February 1, 2021, the Company issued 1,518,750 shares of common stock to various consultants and vendors for services rendered at an agreed upon price of $0.40 per share.

From December 29, 2020, to February 10, 2021, the Company issued warrants to purchase 807,545 shares of the Company’s common stock at a per share exercise price equal to $2.88.

In January and July of 2021, options to purchase 1,433,500 shares of common stock at an exercise price of $0.40 per share were issued to employees under our 2020 Stock Incentive Plan (the “Plan”).

On July 12, 2021, the Company issued 6,000 shares of its Series A Super Voting Preferred Stock to Mr. Suresh Venkatachari pursuant to the terms of his employment agreement. Each share of Series A Super Voting Preferred Stock is entitled to 1,000 votes per share.

On November 11, 2021 the Company issued 125,000 shares of common stock at a price of $2.68 per share towards compensation for rendering of services.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021, regarding our common stock that may be issued under the Plan.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	1,813,500	(2)	$0.40	2,186,500	(3)
Total	1,813,500		$0.40	2,186,500
(1)	The Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and shareholders have approved a total reserve of 4,000,000 shares for issuance under the Plan.
(2)	This represents 695,000 options issued to executives under their employment contracts 988,500 options issued to employees under their employment contracts and 130,000 options issued to independent directors under their board compensation agreements.
(3)	The total reserve of 4,000,000 shares represents 11.5% of the equity on a fully diluted basis.

We have not issued any options outside of the Plan.

Use of Proceeds from our Initial Public Offering of Common Stock

On October 15, 2021, we closed our IPO, in which we sold and issued 3,262,500 shares of our common stock at a price to the public of $4.00 per share. We received $11,796,000 in aggregate net proceeds from our IPO after deducting underwriting discounts and commissions and other offering expenses.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259180), which was declared effective by the SEC on October 12, 2021.

As of March 2, 2022, the net proceeds from our IPO have been used as follows: (i) $4,500,000 for the acquisition of Devcool; (ii) $3,050,000 for the acquisition of an IP platform; (iii) $381,188 for the repayment of convertible note amounting and (v) the balance amount has been utilized for working capital purposes. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 14, 2021.

Transfer Agent

The transfer agent for the common stock is Vstock Transfer LLC, 18 Lafayette Place, Woodmere, New York, telephone (212) 828-8436.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto, and the consolidated financial statements and the related notes thereto all included elsewhere in this report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, and in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” contained in the Company’s final prospectus for its initial public offering filed with the Securities and Exchange Commission (‘SEC”).

Overview

Healthcare Triangle, Inc. is a leading healthcare information technology company focused on advancing innovative, industry-transforming solutions in the areas of cloud services, data science, professional and managed services for the Healthcare and Life Sciences industry.

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its s Life Sciences business to us. As of December 31, 2021, we had a total of 77 full time employees, 272 sub-contractors, including 191 certified cloud engineers, 111 Epic Certified EHR experts and 23 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the twelve months ended December 31, 2021, we generated revenues of approximately $35.1 million compared to revenue of $31.3 million for the twelve months ended December 31, 2020 which represents an increase of $3.9 million or 13% compared to the previous year.

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

We are in the early stages of marketing CloudEz, DataEz and Readabl.AI as our SaaS offerings on a subscription basis, which we expect will provide us with recurring revenues. We do not yet have enough information about our competition or customer acceptance of the proposed SaaS offerings to determine whether or not recurring subscription revenue will have a material impact on our revenue growth. Our SaaS offerings are commercially available from the first quarter of 2022.

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

On May 5, 2020, the Company received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) amounting to $1.5 million. The principal and interest on the PPP loans are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.  The Company has been notified by its lender that the Company’s PPP loan is forgiven in whole on account of fulfilling the eligibility criteria and therefore this amount has been recognized by us as other income in financial year 2020.

On February 9, 2021, the Company received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) amounting to $1.1 million. The principal and interest on the PPP loans are forgivable after eight weeks if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company has applied for waiver to its lender and waiting for approval after which this amount shall be recognized as other income.

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

Subscription services adoption

The key factor to our success in generating substantial recurring subscription revenues in future will be our ability to successfully market and persuade new customers to adopt our SaaS offerings. We are in the early stages of marketing our SaaS offerings such as DataEz, CloudEz and Readabl.AI, and do not yet have enough information about our competition or customer acceptance to determine whether or not recurring subscription revenue from these offerings will have a material impact on our revenue growth.

Mix of solutions and software services revenues.

Another factor to our success is the ability to sell our solutions to the existing software services customers. During the initial period of deployment by a customer, we generally provide a greater number of services including advisory, implementation and training. At the same time, many of our customers have historically purchased our solutions after the deployment. Hence, the proportion of total revenues for a customer associated with software services is relatively high during the initial deployment period. While our software services help our customers achieve measurable improvements and make them stickier, they have lower gross margins than solution-based revenue. Over time, we expect the revenues to shift towards recurring and subscription-based revenues..

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

Managed Services and Support

Managed Services and Support include post implementation support and cloud hosting. Managed Services and Support are a distinct performance obligation. Revenue for Managed Services and Support is recognized rateably over the life of the contract.

Platform Services

Platform Services from CloudEz, DataEz and Readabl.AI are offered as a solution delivery model till 2021. We have launched our platforms as Software as a Service (SaaS) on a subscription model.

The revenue from solutions delivery model contains a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. During the periods presented the company generated Platform revenue on solution delivery model only, which is non-recurring revenue.

Our SaaS agreements will be generally non-cancellable during the term, although customers typically will have the right to terminate their agreements for cause in the event of material breach.

SaaS revenues will be recognized rateably over the respective non-cancellable subscription term because of the continuous transfer of control to the customer. Our subscription arrangements will be considered service contracts, and the customer will not have the right to take possession of the software Segment wise revenue breakup.

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

Pay check Protection Program

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended December 31,				Twelve Months Ended December 31,
	2021	% Sales	2020	% Sales	2021	% of Sales	2020	% of Sales
Revenue	$9,188,823	100%	$8,994,843	100%	$35,269,737	100%	$31,338,936	100%
Cost of Revenue (exclusive of depreciation /amortization)	6,919,638	75%	6,590,291	73%	24,748,429	70%	22,753,067	73%
Research & Development	1,482,727	16%	273,663	3%	5,257,439	15%	1,743,079	6%
Sales and Marketing	1,959,760	21%	1,321,356	15%	4,760,948	13%	2,424,842	8%
General and Administrative	1,378,620	15%	111,702	1%	4,440,405	13%	2,438,042	8%
Depreciation and Amortization	788,275	9%	199,627	2%	1,421,565	4%	803,194	3%
Other income ( PPP loan forgiveness)	—	0%	(1,512,758)	17%	—	0%	(1,512,758)	5%
Interest expense	86,886	1%	53,726	1%	566,735	2%	78,646	0%
Income tax expense	19,487	0%	80,776	1%	24,246	0%	257,381	1%
Net income	($3,446,570)	(38%)	$1,876,460	21%	($5,950,030)	(17%)	$2,353,443	8%

Three Months Ended December 31, 2021 and 2020

Revenue from operations

Three Months Ended Dec 31, 2021 and 2020

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
Revenue	$9,188,823	$8,994,843	$193,980	2%

Revenue increased by $0.19 million, or 2% to $9.1 million for the quarter ended December 31, 2021, as compared to $8.9 million for the quarter ended December 31, 2020. Revenue from Software Services has increased more than the decrease in the revenue from Platform Services which resulted in net increase in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as IT cloud hosting and support call for services on a continuous basis and allow for strengthening of client relationships which can lead to additional engagements from the client. Therefore, the Company is determined to focus on increasing the Managed Services & Support and Platform Services revenue to enhance our relationship and long-term engagement with our customers. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue.

Our top 5 customers accounted for 71% in quarter ended December 31, 2021 and 82% in during quarter ended December 31, 2020, respectively.

The following table has the breakdown of our revenues for the quarter ended December 31, 2021 and 2020 for each of our top 5 customers. Two of the top 5 customers in 2021 are not the same for 2020.

Top Five Customers Revenue for three months ended December 31, 2021 and 2020

2021

Customer	Amount	% of Revenue
Customer 1	$2,674,584	29%
Customer 2	1,383,185	15%
Customer 3	1,131,041	12%
Customer 4	775,905	8%
Customer 5	$609,573	7%

2020

Customer	Amount	% of Revenue
Customer 1	$5,046,460	56%
Customer 2	622,762	7%
Customer 3	619,950	7%
Customer 4	584,754	7%
Customer 5	$487,860	5%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
Software Services	$2,162,058	$515,518	$1,646,540	319%
Managed Services and Support	512,526	4,274,942	(3,762,416)	(88%)
Platform Services	—	256,000	(256,000)	(100%)
Total Revenue	$2,674,584	$5,046,460	$(2,371,876)	(47%)

Revenue from Customer 1 decreased by $2.3 million, or 47% to $2.6 million for the quarter ended December 31, 2021, as compared to $5 million for the quarter ended December 31, 2020. Software services revenue increased by $1.6 million or 319% to $2.1 million for the quarter ended December 31, 2021, as compared to $0.5 million for the quarter ended December 31, 2020. Managed Services and Support revenue decreased by $3.7 million, or 88% to $0.5 million for the quarter ended December 31, 2021, as compared to $4.2 million for the quarter ended December 31, 2020. Revenue from Platform Services decreased by $0.2 million, or 100% to nil for the quarter ended December 31, 2021, as compared to $0.2 million for the quarter ended December 31, 2020.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
Cost of Revenue (exclusive of depreciation /amortization)	$6,919,638	$6,590,291	$329,347	5%

Cost of revenue, excluding depreciation and amortization increased by $0.3 million, or 5%, to $6.9 million for the quarter ended December 31, 2021, as compared to $6.6 million for the quarter ended December 31, 2020..

Research and Development

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
Research & Development	$1,482,727	$273,663	$1,209,064	442%

Research and Development expenses increased by $1.2 million, or 442% to $1.5 million for the quarter ended December 31, 2021, as compared to $0.3 million for the quarter ended December 31, 2020, this is primarily due to higher investments made to make our platforms available in the marketplace

Sales and Marketing

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
Sales and Marketing	$1,959,760	$1,321,355	$638,405	48%

Sales and Marketing expenses increased by $0.6 million, or 48% to $1.9 million for the quarter ended December 31, 2021, as compared to $1.3 million for the quarter ended December 31, 2020, this is primarily due to additional investments in Sales and Marketing.

General and Administrative

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
General and Administrative	$1,378,620	$111,701	$1,266,919	1,134%

General and Administrative expenses increased by $1.3 million, or 1134 % to $1.4 million for the quarter ended December 31, 2021, as compared to $0.1 million for the quarter ended December 31, 2020, this is primarily due increase in stock-based compensation expenses.

Depreciation and amortization

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
Depreciation and amortization	$788,275	$199,627	$588,648	295%

Depreciation and amortization expenses increased by $0.6 million, or 295% to $0.8 million for the quarter ended December 31, 2021, as compared to $0.2 million for the quarter ended December 31, 2020.

Interest expense

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
Interest expense	$86,886	$53,726	$33,160	62%

Interest expenses increased by $0.03 million, or 62% to $0.08 million for the quarter ended December 31, 2021, as compared to $0.05 million for the quarter ended December 31, 2020, this is primarily due to interest on convertible note.

Provision for Income Taxes

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
Income tax expense	$19,487	$80,776	$(61,289)	(76%)

Income tax expenses decreased by $0.06 million, or 76% to $0.02 million for the quarter ended December 31, 2021, as compared to $0.08 million for the quarter ended December 31, 2020, this is primarily due to lower income before tax for period ended December 31, 2021.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We currently provide our services and manage our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
Software Services	$4,181,248	$3,176,869	$1,004,379	32%
Managed Services and Support	4,799,741	4,884,695	(84,954)	(2%)
Platform Services	207,834	933,279	(725,445)	(78%)
Revenue	$9,188,823	$8,994,843	$193,980	2%

Revenue from Software Services increased by $1 million, or 32% to $4.1 million for the quarter ended December 31, 2021, as compared to $3.1 million for the quarter ended December 31, 2020. Income from Software services increased on account of acquisition of Devcool Inc. The total customers serviced during the quarter ended December 31, 2021, increased to 37 from 22 for the quarter ended December 31, 2020. Revenue from Managed Services and Support decreased by $0.1 million, or 2% to $4.8 million for the quarter ended December 31, 2021, as compared to $4.8 million for the quarter ended December 31, 2021. The reduction in Managed Services and Support revenue is on account of reduction in Cloud hosting revenue. Revenue from Platform Services decreased by $0.7 million, or 78% to $0.2 million for the quarter ended December 31, 2021, as compared to $0.9 million for the quarter ended December 31, 2020. Revenue from Platform Services decreased due to decrease in the number of customers to 1 for the quarters ended December 31, 2021 as compared to 3 for the quarter ended December 31, 2020.

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

Our CloudEz, DataEz and Readabl.ai platforms are getting more traction, and this will lead to increase in revenue from platform services. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue. We expect this trend to continue and have a net positive impact on overall results of operations.

Cost of Revenue

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
Software Services	$3,106,019	$2,669,455	$436,564	16%
Managed Services and Support	3,684,447	4,078,814	(394,367)	(10%)
Platform Services	129,172	(157,978)	287,150	182%
Cost of Revenue	$6,919,638	$6,590,291	$329,347	5%

Cost of Revenue from Software Services increased by $0.4 million, or 16% to $3.1 million for the quarter ended December 31, 2021, as compared to $2.6 million for the quarter ended December 31, 2020. The increase in cost of Software Services is due to higher Software Services revenue. Cost of Revenue from Managed Services and Support decreased by $0.4 million, or 10% to $3.6 million for the quarter ended December 31, 2021, as compared to $4.0 million for the quarter ended December 31, 2020. The decrease is on account of decrease in the Managed Services and Support revenue. Cost of Revenue from Platform Services increased by $0.3 million, or 182% to $0.1 million for the quarter ended December 31, 2021, as compared to $(0.1) million for the quarter ended December 31, 2020.

Segment operating profits by reportable segment were as follows:

	Three Months Ended December 31,		Changes
	2021	2020	Amount	%
Software Services	$699,797	$(91,259)	$791,056	867%
Managed Services and Support	1,115,294	805,880	309,413	38%
Platform Services	(1,404,065)	817,594	(2,221,658)	(272%)
Total segment operating profit	411,026	1,532,215	(1,121,189)	(73%)
Less: unallocated costs	3,751,223	(478,749)	4,229,971	884%
Income from operations	(3,340,197)	2,010,964	(5,351,160)	(266%)
Interest expense	86,886	53,726	33,160	62%
Net income (loss) before income tax expenses	$(3,427,083)	$1,957,238	$(5,384,320)	(275%)

Operating profit from Software Services increased by $0.8 million, or 867% to $0.7 million for the quarter ended December 31, 2021, as compared to $(0.1) million for the quarter ended December 31, 2020. Operating profit from Managed Services and Support increased by $0.3 million, or 38% to $1.1 million for the quarter ended December 31, 2021, as compared to $0.8 million for the quarter ended December 31, 2020. Operating loss from Platform Services increased by $(2.2) million, or 272% to $(1.4) million for the quarter ended December 31, 2021, as compared to $0.8 million for the quarter ended December 31, 2020 due to decrease in revenue from Platform Services.

Twelve Months Ended December 31, 2021 and 2020

Revenue from operations

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Revenue	$35,269,737	$31,338,936	$3,930,801	13%

Revenue increased by $3.9 million, or 13% to $35.2 million for the twelve months ended December 31, 2021, as compared to $31.3 million for the twelve months ended December 31, 2020. Revenue from Managed Services and Support has increased more than the decrease in the revenue from Software Services which resulted in net increase in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as IT cloud hosting and support call for services on a continuous basis and allow for strengthening of client relationships which can lead to additional engagements from the client. Therefore, the Company is determined to focus on increasing the Managed Services & Support and Platform Services revenue to enhance our relationship and long-term engagement with our customers. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue. We expect this trend to continue and have a net positive impact on overall results of the operations.

Our top 5 customers accounted for 66% of revenue during the twelve months ended December 31, 2021 and 79% during the twelve months ended December 31, 2020, respectively.

The following table has the breakdown of our revenues for the twelve months ended December 31, 2021 and 2020 for each of our top 5 customers. Several of the top 5 customers in 2021 are not the same for 2020. However, Customer 1 held those positions for both twelve months ended December 31, 2021 and 2020.

Top Five Customers’ Revenue for Twelve months ended December 31, 2021

Customer	Amount	% of Revenue
Customer 1	$12,678,277	36%
Customer 2	3,214,299	9%
Customer 3	2,907,265	8%
Customer 4	2,674,584	8%
Customer 5	$1,799,010	5%

Top Five Customers’ Revenue for Twelve months ended December 31, 2020

Customer	Amount	% of Revenue
Customer 1	$17,958,974	57%
Customer 2	2,383,250	8%
Customer 3	1,827,752	6%
Customer 4	1,520,067	5%
Customer 5	$1,033,142	3%

The following table provides details of Customer 1 revenue by operating segments:

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Software Services	$1,642,462	$2,533,263	$(890,801)	(35%)
Managed Services and Support	9,261,569	12,855,875	(3,594,306)	(28%)
Platform Services	1,774,246	2,569,835	(795,589)	(31%)
Total Revenue	$12,678,277	$17,958,974	$(5,280,696)	(29%)

Revenue from Customer 1 decreased by $5.2 million, or 29% to $12.6 million for the twelve months ended December 31, 2021, as compared to $17.9 million for the twelve months ended December 31, 2020. Software Services revenue decreased by $0.8 million or 35% to $1.6 million for the twelve months ended December 31, 2021, as compared to $2.5 million for the twelve months ended December 31, 2020. Managed Services and Support revenue decreased by $3.5 million, or 28% to $9.2 million for the twelve months ended December 31, 2021, as compared to $12.8 million for the twelve months ended December 31, 2020. Revenue from Platform Services decreased by $0.8 million, or 31% to $1.7 million for the twelve months ended December 31, 2021, as compared to $2.5 million for the twelve months ended December 31, 2020.

Cost of Revenue (exclusive of depreciation /amortization)

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Cost of Revenue (exclusive of depreciation /amortization)	$24,748,429	$22,753,067	$1,995,362	9%

Cost of revenue, excluding depreciation and amortization increased by $1.9 million, or 9%, to $24.7 million for the twelve months ended December 31, 2021, as compared to $22.8 million for the twelve months ended December 31, 2020. The increase was primarily due to increase in Software Services cost for twelve months ended December 31, 2021, as compared to the twelve months ended December 31, 2020.

 Research and Development

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Research & Development	$5,257,439	$1,743,079	$3,514,360	202%

Research and Development expenses increased by $3.5 million, or 202% to $5.2 million for the twelve months ended December 31, 2021, as compared to $1.7 million for the twelve months ended December 31, 2020, this is primarily due to additional investments in making our Platforms SaaS ready to list in the marketplace.

Sales and Marketing

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Sales and Marketing	$4,760,948	$2,424,842	$2,336,106	96%

Sales and Marketing expenses increased by $2.3 million, or 96% to $4.7 million for the twelve months ended December 31, 2021, as compared to $2.4 million for the twelve months ended December 31, 2020, this is primarily due to additional investments in Sales and Marketing.

General and Administrative

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
General and Administrative	$4,440,405	$2,438,042	$2,002,363	82%

General and Administrative expenses increased by $2 million, or 82 % to $4.4 million for the twelve months ended December 31, 2021, as compared to $2.4 million for the twelve months ended December 31, 2020; this is primarily due to stock-based compensation expenses of $1.2 million.

Depreciation and amortization

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Depreciation and amortization	$1,421,565	$803,194	$618,371	77%

Depreciation and amortization expenses increased by $0.6 million, or 77% to $1.4 million for the twelve months ended December 31, 2021, as compared to $0.80 million for the twelve months ended December 31, 2020 this is mainly on account amortization from acquisition of Devcool Inc.

Interest expense

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Interest expense	$566,735	$78,646	$488,089	621%

Interest expenses increased by $0.48 million, or 621% to $0.5 million for the twelve months ended December 31, 2021, as compared to $0.07 million for the twelve months ended December 31, 2020, this is primarily due to interest on convertible note.

Provision for Income Taxes

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Income tax expense	$24,246	$257,381	$(233,135)	(91%)

Income tax expenses decreased by $0.2 million, or 91% to $0.02 million for the twelve months ended December 31, 2021, as compared to $0.25 million for the twelve months ended December 31, 2020, this is primarily due to lower income before tax for twelve months ended December 31, 2021.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Software Services	$12,429,726	$12,892,078	$(462,352)	(4%)
Managed Services and Support	19,003,324	15,199,744	3,803,580	25%
Platform Services	3,836,687	3,247,114	589,573	18%
Revenue	$35,269,737	$31,338,936	$3,930,801	13%

We currently provide our services and manage our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

Revenue from Software Services decreased by $0.5 million, or 4% to $12.4 million for the twelve months ended December 31, 2021, as compared to $12.8 million for the twelve months ended December 31, 2020. We faced delays in closing deals in the Software Services segment as customers optimized the cost of supporting legacy systems during the pandemic. The total customers serviced during the twelve months ended December 31, 2021, increased to 48 from 40 for the twelve months ended December 31, 2020. Revenue from Managed Services and Support increased by $3.8 million, or 25% to $19 million for the twelve months ended December 31, 2021, as compared to $15.1 million for the twelve months ended December 31, 2020. The growth in Managed Services and Support revenue reflected our existing customers’ continued adoption and acceleration in the demand for cloud technology. Revenue from Platform Services increased by $0.6 million, or 18% to $3.8 million for the twelve months ended December 31, 2021, as compared to $3.2 million for the twelve months ended December 31, 2020. Revenue from Platform Services increased due to increase in the number of customers to 4 for the twelve months ended December 31, 2021 as compared to 1 for the twelve months ended December 31, 2020.

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

Our CloudEz, DataEz and Readabl.ai platforms are getting more traction, and this will lead to increase in revenue from platform services. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue. We expect this trend to continue and have a net positive impact on overall results of operations.

Cost of Revenue

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Software Services	$9,031,671	$9,724,004	$(692,333)	(7%)
Managed Services and Support	14,094,072	11,724,623	2,369,449	20%
Platform Services	1,622,686	1,304,440	318,246	24%
Cost of Revenue	$24,748,429	$22,753,067	$1,995,362	9%

Cost of Revenue from Software Services decreased by $0.7 million, or 7% to $9 million for the twelve months ended December 31, 2021, as compared to $9.7 million for the twelve months ended December 31, 2020. The reduction in cost of Software Services is due to lower Software Services revenue. Cost of Revenue from Managed Services and Support increased by $2.3 million, or 20% to $14 million for the twelve months ended December 31, 2021, as compared to $11.7 million for the twelve months ended December 31, 2020. The increase is on account of the increase in the Managed Services and Support revenue driven by higher adoption of cloud hosting. Cost of Revenue from Platform Services increased by $0.3 million, or 24% to $1.6 million for the twelve months ended December 31, 2021, as compared to $1.3 million for the twelve months ended December 31, 2020.

Segment operating profits by reportable segment were as follows:

	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Software Services	$1,769,499	$1,277,775	$491,724	(38%)
Managed Services and Support	4,909,252	3,475,121	1,434,131	41%
Platform Services	(3,043,439)	199,594	(3,243,033)	(1625%)
Total segment operating profit	3,635,312	4,952,490	(1,317,178)	(27%)
Less: unallocated costs	8,994,361	2,263,021	6,731,340	297%
Income from operations	(5,359,050)	2,689,469	(8,048,519)	(299%)
Interest expense	566,736	78,646	488,090	621%
Net income (loss) before income tax expenses	$(5,925,784)	$2,610,824	$(8,536,608)	(327%)

Operating profit from Software Services decreased by $0.5 million, or 38% to $1.8 million for the twelve months ended December 31, 2021, as compared to $1.3 million for the twelve months ended December 31, 2020, mainly due to reduction in the Software Services revenue. Operating profit from Managed Services and Support increased by $1.4 million, or 41% to $4.9 million for the twelve months ended December 31, 2021, as compared to $3.4 million for the twelve months ended December 31, 2020, mainly due to increase in Managed Services and Support revenue. Operating loss from Platform Services increased by $3.2 million, or 1625% to $(3) million for the twelve months ended December 31, 2021, as compared to $0.2 million for the twelve months ended December 31, 2020 due to increase in cost from Platform Services.

Liquidity and Capital Resources

	As of December 31, 2021	As of December 31, 2020
Cash and cash equivalents	$1,769,554	$1,402,700
Total cash, cash equivalents and short-term investments	$1,769,554	$1,402,700

	As of December 31, 2021	As of December 31, 2020
Cash flows used in operating activities	$(7,293,296)	$(734,675)
Cash flows used in investing activities	(7,628,761)	(477,457)
Cash flows provided by financing activities	15,288,911	1,640,000
Net increase in cash and cash equivalents	$366,854	$427,868

As of December 31, 2021, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totalling $1.7 million.

We have financed our operations primarily through financing activity and operating cash flows. We believe our existing cash, cash equivalents and short-term investments generated from operations will be sufficient to meet our working capital over the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the expansion of sales and marketing activities and the ongoing investments in platform development.

Liquidity

The current ratio measures a company's ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company's liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the twelve months ended December 31, 2021 financial statement is 1.9, compared to 1.2 for the financial year ended December 31, 2020.

The Company’s current debt equity ratio, based on the twelve months ended December 31, 2021 financial statement is 0.22, compared to 0.38 for the financial year ended December 31, 2020. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as current ratio

Sources of Liquidity

As of December 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $1.7 million. We believe that our cash and cash equivalents as of December 31, 2021, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Operating Activities

Net cash used in operating activities was $(7.3) million for the twelve months ended December 31, 2021, and net cash used from operations was $(0.7) million for the twelve months ended December 31, 2020.

Investing Activities

Net cash used in investing activities was $7.6 million for the twelve months ended December 31, 2021, and $0.5 million for the twelve months ended December 31, 2020. The Devcool acquisition entailed an upfront cash payment of $4.5 million.

Financing Activities

Cash flows from financing activities was $15.3 million for the twelve months ended December 31, 2021 and $1.6 million for the twelve months ended December 31, 2020. During the year 2020, we raised an aggregate amount of $2.6 million by issuing convertible promissory notes to various investors in a private exempted offering and $13 million through an IPO offering. Total principal amount of convertible promissory notes issued is $4.2 million. These notes carry an interest rate of 10% per annum payable quarterly.

In addition, we received a PPP loan of $1.1 million for the twelve months ended December 31, 2021.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2021.

Item 8. Financial Statements and Supplementary Data

HEALTHCARE TRIANGLE, INC.

Consolidated Financial Statements

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders’ of Healthcare Triangle Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Triangle Inc and subsidiary (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Devcool Inc- Valuation of the U.S. customer relationships intangible asset

Description of Matter

As described in Note 8 to the consolidated financial statements, on December 10, 2021, the Company acquired Devcool for total consideration of $7,700,000 consisting of Cash component of $4,500,000 equity component of $700,000 and earnout of $ 2,500,000. The acquisition resulted in $6 million of customer relationships intangible assets being recorded, a significant portion of which is allocated to the U.S. customer relationships intangible asset. The fair values of the customer relationships intangible assets acquired were estimated using discounted cash flow analyses. Significant inputs and assumptions used in the customer relationship intangible asset valuations include projected revenues, contributory asset charges, tax savings due to amortization, income tax rates, customer attrition rates and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of the acquired U.S. customer relationships intangible asset from the acquisition of Devcool is a critical audit matter are (i) the significant judgment by management when determining the fair value of the acquired U.S. customer relationships intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, contributory asset charges, the tax savings due to amortization, the income tax rate, the customer attrition rate, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the U.S. customer relationships intangible asset. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the U.S. customer relationships intangible asset; (iii) evaluating the appropriateness of the discounted cash flow analysis; (iv) testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, contributory asset charges, the tax savings due to amortization, the income tax rate, the customer attrition rate, and the discount rate. Evaluating management’s significant assumptions related to projected revenues and the income tax rate involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of Devcool; (ii) the consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit.

Revenue recognition

Description of the Matter

The Company recorded gross revenue of $35.3 million for the year ended December 31, 2021. As disclosed in Note 2, the Company records revenue when they transfer control of deliverables (services, solutions, and platform) to their clients in an amount reflecting the consideration to which they expect to be entitled. The Company enters into contractual obligations with the customers to perform (i) Strategic advisory services, Implementation services and Development services which are distinct performance obligation and is recognized on time-and-material or fixed-price project basis. Revenue from Managed services and support are recognized based on SSP (standalone selling price), ratably on a straight-line basis over the period in which the services are rendered. The revenue from Platform services are recognized on a fixed-price solutions delivery model.

We identified the evaluation of the Company’s analysis of terms and conditions in contracts with customers and their effect on revenue recognition as a critical audit matter. Complex auditor judgment was required to assess the Company’s determination of the performance obligations in such contracts and recognition of such items as over time or point-in-time.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of the Company’s revenue recognition policy and evaluated for appropriateness.
•	Evaluating the design and implementation of certain internal controls related to the Company’s revenue recognition process, including controls related to the Company’s analysis of terms and conditions review of contracts with customers and their effect on revenue recognition.
•	Inquiring of personnel outside of the accounting function to corroborate our understanding of certain terms and conditions for a selection of revenue transactions.
•	Testing a sample of revenue transactions by inspecting the underlying customer agreements and invoices, and evaluating the Company’s recognition in accordance with revenue recognition policies.
•	Tested a sample of revenue contracts to ensure appropriate identification of performance obligations and recognition of either point-in-time or over-time.

/s/ Ram Associates

Ram Associates

We have served as the Company’s auditor since 2020

Hamilton, NJ

March 7, 2022
PCAOB#5814

HEALTHCARE TRIANGLE INC
Consolidated Balance Sheets
	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$1,769,554	$1,402,700
Accounts receivable	9,672,426	6,396,150
Other current assets	361,479	228,848
Total current assets	11,803,459	8,027,698
Property and equipment, net	74,254	15,786
Operating lease right-of-use assets	172,063	—
Goodwill	1,288,860	—
Intangible assets, net	10,457,623	2,619,076
Due from affiliates	816,242	445,003
Total assets	$24,612,501	$11,107,563

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,872,607	$4,349,638
Convertible notes	—	754,400
Warrant Liability	55,348	885,600
Payroll protection program loan	1,068,530	—
Short term borrowing	2,208,841	—
Operating lease liabilities	176,144	—
Other current liabilities	869,406	789,555
Total current liabilities	6,250,876	6,779,193
Long-term liabilities
Contingent Consideration	2,226,731	—
Total current and long-term liabilities	8,477,607	6,779,193

Stockholders' equity
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	1	—
Common stock, par value $0.00001; 100,000,000 authorized 35,260,834 and 27,900,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020 respectively	353	279
Additional paid-in capital	18,798,500	1,042,021
Retained earnings	(2,663,960)	3,286,070
Total stockholders' equity	16,134,894	4,328,370
Total liabilities and stockholders' equity	$24,612,501	$11,107,563

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020
Net revenue	$35,269,737	$31,338,936

Cost of revenue (exclusive of depreciation and amortization shown separately below)	24,748,429	22,753,067
Operating expenses
Research and development expenses	5,257,439	1,743,079
Sales and Marketing	4,760,948	2,424,842
General and Administrative	4,440,405	2,438,042
Depreciation and amortization	1,421,565	803,194
Operating income (loss) before other income/(expenses)	(5,359,049)	1,176,712

Other income/(expenses)
Other income (PPP loan forgiveness)	—	1,512,758
Interest expense	(566,735)	(78,646)
Total other income/(expenses)	(566,735)	1,434,112
Net income (loss) before income tax expenses	(5,925,784)	2,610,824
Federal income tax	—	(181,314)
State income tax	(24,246)	(76,067)
Total income tax (expense) / benefit	(24,246)	(257,381)
Net income (loss)	$(5,950,030)	$2,353,443
Net income per common share—basic	$(0.202)	$0.084
Net income per common share—diluted	$(0.202)	$0.084
Weighted average shares outstanding used in per common share computations:
Basic	29,427,863	27,900,000
Diluted	29,427,863	27,900,000

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2019	—	$—	27,900,000	$279	$1,042,021	$932,627	$1,974,927
Net income	—	—	—	—	—	2,353,443	2,353,443
Balance at December 31, 2020	—	—	27,900,000	$279	$1,042,021	$3,286,070	$4,328,370
Net loss			—	—	—	(5,950,030)	(5,950,030)
Shares issued for services to promoter		—	250,000	3	114,133	—	114,136
Shares issued for services			1,861,829	18	1,029,713	—	1,029,731
Series A Super Voting Preferred Stock	6,000	1					1
Issue of Options (ISO/NSO)			—	—	52,305	—	52,305
IPO Proceeds			3,262,500	33	11,795,967	—	11,796,000
Note Conversion			1,693,492	17	4,064,364	—	4,064,381
Shares Issued towards Devcool Acquisition			293,013	3	699,997	—	700,000
Balance at December 31, 2021	6,000	$1	35,260,834	$353	$18,798,500	$(2,663,960)	$16,134,894

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC
Consolidated Statements of Cash Flows

	Years Ended December 31
	2021	2020
Cash flows from operating activities
Net income (loss)	$(5,950,030)	$2,353,443
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,421,565	803,194
Common stock issued for services	1,143,866	—
Interest on lease payment	12,721	—
Stock compensation expenses	52,305	—
Warrant fair valuation expenses	55,348	—
Non cash expenses on acquisition	102,232	—
Changes in operating assets and liabilities:
(Increase)/ decrease in:
Accounts receivable	(3,276,276)	(2,225,913)
Other current assets	(132,631)	(82,347)
Due from related party	(371,239)	(524,046)
Increase/ (decrease) in:
Accounts payable and accrued expenses	(2,477,031)	(750,387)
Other current liabilities	79,851	(308,619)
Contingent consideration	2,226,731	—
Payment of lease liability	(180,708)	—
Net cash provided by/(used in) operating activities	(7,293,296)	(734,675)

Cash flows from investing activities
(Purchase)/sale of property and equipment	(78,761)	—
Increase in intangible assets	(3,050,000)	(477,457)
Investment in subsidiary	(4,500,000)	—
Net cash provided by/(used in) investing activities	(7,628,761)	(477,457)

Cash flows from financing activities
Increase in capital	50	—
Increase/(decrease) in convertible note	—	1,640,000
Increase in additional paid-in capital	14,220,331	—
Increase in paycheck protection program loan	1,068,530	—
Net cash provided by/(used in) financing activities	15,288,911	1,640,000
Net increase (decrease) in cash and cash equivalents	366,854	427,868

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	1,402,700	974,832
Cash and cash equivalents at the end of the period	$1,769,554	$1,402,700

Supplementary disclosure of cash flows information
Interest	$566,735	$78,646
Income taxes	24,246	257,381

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Healthcare Triangle, Inc. (HTI) reinforces healthcare progress through breakthrough technology and extensive industry know-how. HTI support healthcare providers and payors, hospitals and Pharma/Life Sciences organizations in their effort to improve health outcomes by enabling the adoption of new technologies, data enlightenment, business agility and accelerate responding to immediate business needs and competitive threats. The highly regulated HCLS industry turn to HTI for expertise in digital transformation on the cloud, security and compliance, develops, data lifecycle management, healthcare interoperability, clinical and business performance optimization.

HTI will concentrate on accelerating value to three healthcare sectors:

1.	Pharmaceutical companies, which require improved efficiencies in the clinical trial process. HTI modernizes their IT infrastructure to advance the clinical trial process to drug discovery and delivery.
2.	Hospitals and health systems, which face interoperability challenges as mergers, acquisitions and partnerships drive increasing need for integrated healthcare infrastructures. HTI's health IT expertise optimizes providers' enterprise digital structure needs connecting disparate systems and applying analytics capabilities.
3.	Life sciences, payers and all healthcare organizations must protect and secure personal health information (PHI), a regulatory compliance mandate that HTI addresses and manages for its customers.

As an organization with the deep-rooted cloud expertise, HTI’s technology significantly relies on Big Data, Analytics, DevOps, Security/Compliance, Identity Access Management (IAM), Machine Learning (ML), Artificial Intelligence (AI), Internet of Things (IoT) and Blockchain.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (i) December 21, 2026 (the last day of the fiscal year following the fifth anniversary of our IPO), (ii) the last day of the first fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the first fiscal year in which we are deemed to be a “large accelerated filer”, as defined in the rules under the Exchange Act, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and any reference herein to “emerging growth company” has the meaning ascribed to it in the JOBS Act.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different from the information you might receive from other public reporting companies in which you hold equity interests. In particular, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act) for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, so long as we remain an emerging growth company, we will not be subject to the same implementation timing of new or revised accounting standards as other public companies that are not emerging growth companies until these standards apply to private companies unless we elect to early adopt as permitted by the relevant guidance for private companies.

Cornerstone Advisors Group LLC.

Cornerstone Advisors Group LLC. (“Subsidiary”) which was a 100% subsidiary of SecureKloud Technologies Inc. (Parent) incorporated in the State of Connecticut, was acquired by the Company on May 8, 2020.  The Subsidiary provides executive level information technology advisory, consulting, and implementation services to the healthcare provider industry.

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

Devcool Inc

Devcool Inc (“the Company”) was incorporated under the laws of the State of California on September 25, 2016. The Company solves complex technology problems and delivers innovation to healthcare industry. The Company has successfully implemented projects for top Healthcare insurance companies and hospitals across United States of America. On December 10, 2021, Healthcare Triangle, Inc (the “Company”) entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Devcool, Inc., a California corporation ("Devcool"), Go To Assistance Inc., a California corporation ("Seller"), and Mr. Sandeep Deokule, current Chief Executive Officer of Devcool (“SD”). Pursuant to the Share Purchase Agreement, the Company will acquire 5,000,000 shares of Devcool’s Class B Common Stock, par value $0.0001, which represents all of the issued and outstanding capital stock of Devcool (the “Acquisition”). The closing of the Acquisition occurred on December 10, 2021 (the “Closing Date”). The Company exercised control by virtue of taking over the operations from November 01, 2021 (effective date) and the financials have been consolidated from this date.

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

The Company reported sequential growth in revenue in 2021; the Healthcare revenue was lower in the second and third quarters of 2021 due to COVID-19 as many hospitals delayed investments in new projects or upgrade; however, the Company witnessed strong growth in Life Sciences revenue due to investments in research and development for drug discovery to address COVID-19 challenges and Healthcare revenues have returned to pre-COVID-19 levels in the fourth quarter 2021. There has been no major impact on account of COVID-19 during the quarter ended December 31, 2021.

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

On May 5, 2020, the Company received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) amounting to $1.5 million. The principal and interest on the PPP loans are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company has been notified by its lender that the Company’s PPP loan is forgiven in whole on account of fulfilling the eligibility criteria and therefore this amount has been recognized by us as other income in financial year 2020.

On February 9, 2021, the Company received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) amounting to $1.1 million. The principal and interest on the PPP loans are forgivable after eight weeks if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company has applied for waiver to its lender and waiting for approval after which this amount shall be recognized as other income.

Initial Public Offering

On October 13, 2021, the Company closed its Initial Public Offering (IPO) of common stock in which the Company issued and sold 3,262,500 shares of common stock at $4 per share. The Company received net proceeds of $11,796,000 after deducting underwriting discounts and commissions of $1,254,000.

2) Summary of Significant Accounting Policies

Basis of consolidated financial statements

The Consolidated Financial Statements of the Company for the FY 2020 have been derived from the Consolidated Financial Statements and accounting records of Securekloud Technologies Inc. (“Parent’) and the Subsidiary, Cornerstone Advisors Group LLC and Devcool Inc from the date of acquisition. The financial statements are prepared as if HCLS operated on a standalone basis during the periods presented. These financials are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Historically, the Life Sciences Business was reported under the Parent’s reportable Services segment and did not operate as a separate, standalone company. Accordingly, Parent has reported the financial position and the related results of operations, cash flows and changes in equity of the Life Sciences Business in the Parent’s Consolidated Financial Statements.

The Financial Statements of the Company have been derived from the Consolidated Financial Statements and accounting records of Securekloud Technologies Inc. (“Parent’) based on historical cost method of accounting. The Consolidated Financial Statements include the cost basis of assets, liabilities, revenues, and expenses of the individual businesses of Parent’s historical HCLS.

The Consolidated Financial Statements of the Company for the FY 2021 has been prepaed on the basis of standalone financials of HCTI and consolidated for acquisition of Devoool Inc from the date of effective control for the preparation of consolidatd financial statement.

The Life Sciences Business was reported under the Parent’s reportable Services segment and did not operate as a separate, standalone company. Accordingly, Parent has reported the financial position and the related results of operations, cash flows and changes in equity of the Life Sciences Business in its Financial Statements.

The Healthcare Business was operated as a subsidiary and consolidated along with the Parent’s financial statements.

The Consolidated Financial Statements include certain assets and liabilities that are held by Parent that are specifically identifiable or otherwise attributable to the HCLS. All intercompany transactions and balances within the HCLS have been eliminated.

Cash is managed centrally through bank accounts controlled and maintained by Parent. Accordingly, cash and cash equivalents held at the Parent were not attributable to the Life Sciences Business for any of the periods presented. Only cash amounts specifically attributable to the Life Sciences Business are reflected in the Consolidated Balance Sheets. Transfers of cash, both to and from Parent’s centralized cash management system, are reflected as a component of Due to/from related party in the Consolidated Balance Sheets and as an operating activity on the accompanying Consolidated Statements of Cash Flows. Historically, the Life Sciences Business received or provided funding as part of Parent’s centralized treasury program.

Third-party debt obligations of Parent and the corresponding financing costs related to those debt obligations, specifically those that relate to revolving credit facilities, have not been attributed to the Life Sciences Business, as the Life Sciences Business was not the legal obligor on the debt.

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

We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any non-controlling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the date of effective control. The Company exercised control in Devcool Inc from November 01, 2021 and the financials have been consolidated from this date.

Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with GAAP which requires us to make estimates, judgments and assumptions that affect the financial statements and the notes thereto. These estimates are based on information available as of the date of the financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:

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

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term ‘‘chief operating decision maker’’ to be the Chief Executive Officer. The Chief Executive Officer along with the management team reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance.

Accordingly, the Company has determined that it operates in three distinct reportable operating segments, and all required financial segments information can be found in the consolidated financial statements.

Expenses included in segment operating profit consist principally of direct selling, delivery costs and research and development expenses. Certain Sales and Marketing expenses, General and Administrative expenses, depreciation, and amortization are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are included below as “unallocated costs” and adjusted against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.

Schedule of operating segment
	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Software Services	$12,429,726	$12,892,078	$(462,352)	(4%)
Managed Services and Support	19,003,324	15,199,744	3,803,580	25%
Platform Services	3,836,687	3,247,114	589,573	18%
Revenue	$35,269,737	$31,338,936	$3,930,801	13%

Operating profit by Operating Segment

Operating profit by Operating Segment
	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Software Services	$1,769,499	$1,277,775	$491,724	38%
Managed Services and Support	4,909,252	3,475,121	1,434,131	41%
Platform Services	(3,043,439)	199,594	(3,243,033)	(1625%)
Total segment operating profit	3,635,312	4,952,490	(1,317,178)	(27%)
Less: unallocated costs	8,994,361	2,263,021	6,731,341	297%
Income from operations	(5,359,050)	2,689,470	(8,048,519)	(299%)
Interest expense	(566,735)	(78,647)	(488,088)	(621%)
Net income (loss) before income tax expenses	$(5,925,784)	$2,610,824	$(8,536,607)	(327%)

Revenue from top 5 customers

Twelve Months Ended December 31,

2021

Schedule of concentration
Customer	Amount	% of Revenue
Customer 1	$12,678,277	36%
Customer 2	3,214,299	9%
Customer 3	2,907,265	8%
Customer 4	2,674,584	8%
Customer 5	$1,799,010	5%

2020

Customer	Amount	% of Revenue
Customer 1	$17,958,974	57%
Customer 2	2,383,250	8%
Customer 3	1,827,752	6%
Customer 4	1,520,067	5%
Customer 5	$1,033,142	3%

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

Revenue from Managed services and support is a distinct performance obligation and recognized based on SSP (standalone selling price), rateably on a straight-line basis over the period in which the services are rendered. Contract with customers includes subcontractor services or third-party cloud infrastructure services in certain integrated services arrangements. In these types of arrangements, revenue is recognized net of costs when the Company is acting as an agent between the customer and the vendor, and gross when the Company is the principal for the transaction. In doing so, the Company first evaluates whether it controls the platform or service before it is transferred to the customer. The Company considers whether it has the primary obligation to fulfil the contract, pricing discretion and other factors to determine whether it controls the platform or service and therefore is acting as a principal or an agent. Payment for managed services and support is due monthly.

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

Our contractual terms and conditions for Software services, Managed Services and Support and Platform services mandate that our services are documented and subject to inspection, testing at the time of delivery to customer. In addition, the Company needs to integrate seamlessly into the customers’ systems. Also, the customer has a right to cancel all, or part of the services rendered if it is not in accordance with statement of work and within the stipulated time

Source and Timing of revenue

Schedule of revenue
	Twelve Months Ended December 31,		Changes
	2021	2020	Amount	%
Software Services	$12,429,726	$12,892,078	$(462,352)	(4)%
Managed Services and Support	19,003,324	15,199,744	3,803,580	25%
Platform Services	3,836,687	3,247,114	589,573	18%
Revenue	$35,269,737	$31,338,936	$3,930,801	13%

Timing of Revenue Recognition quarter ended December 31, 2021 and 2020.

	Twelve Months Ended December 31,

	Software Services		Managed Services		Platform Services		Total Revenue
	2021	2020	2021	2020	2021	2020	2021	2020
Timing of Revenue Recognition
Transferred to a point of time	$12,429,726	$12,892,078	$—	$—	$3,836,687	$3,247,114	$16,266,413	$16,139,192
Transferred over time	—	—	19,003,324	15,199,744	—	—	19,003,324	15,199,744
Total Revenue	$12,429,726	$12,892,078	$19,003,324	$15,199,744	$3,836,687	$3,247,114	$35,269,737	$31,338,936

Various economic factors affect revenues and cash flows. Software services are provided on time-and-material and fixed-price project basis and generally sales are collected within two months. Managed services are provided rateably over the term of the contract and cash flows generally are collected monthly. Platform services are delivered over several months; revenues and cash flows occur based on stages of completion.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deferred revenue (contract liabilities) on the Consolidated Balance Sheet. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, generally monthly upon achievement of contractual milestones. Generally, billing occurs after revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These deposits are liquidated when revenue is recognized

The beginning and ending contract balances were as follows:

Schedule of receivables and contract liabilities
	December 31, 2021	December 31, 2020
Accounts Receivable	9,672,426	6,396,150

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the year ended December 31, 2021 and year ended December 31, 2020 the Company did not provide allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test.

The Company performs its annual goodwill impairment test on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill.

The Company’s annual goodwill impairment test resulted in no impairment charges in the years ended December 31, 2021 and 2020.

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred and classified under research and development expenses until technological feasibility has been established, at which time any additional costs would be capitalized. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Software development costs charged to expense for the year ended December 31, 2021, and 2020 was $5,257,439 and $1,743,079 respectively.

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment pattern. Additionally, if it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific allowance for doubtful accounts may be recorded to reduce the related receivable to the amount expected to be recovered.

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

We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any non-controlling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the date of effective control.

Valuation of Contingent Earn-out Consideration.

Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results

Earnings (Loss) Per Share.

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Fair Value Measurements

The Company measures its financial assets at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are observable and reflect quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3—Inputs that are unobservable

Money market funds and U.S. treasury securities are classified within Level 1 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Other debt securities and investments are classified within Level 2 if the investments are valued using model driven valuations which use observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Available-for-sale debt securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. In connection with the acquisition of Devcool, Inc., the Company recognized a liability on the acquisition date for the estimated fair value of the contingent consideration based on the probability of achieving certain milestones pursuant to the acquisition agreement. The fair value measurement of the contingent consideration is based on significant unobservable inputs and management judgment; therefore, it is categorized under Level 3 at the balance sheet date in the table below.

Schedule of balance sheet
	December 31, 2021
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Acquisition-related contingent consideration	—	—	$2,226,731	$ 2,226,731

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

The Company adopted the “2020 Stock Incentive Plan” (Plan). The Company has reserved 4,000,000 shares of the Company’s Common stock.

Income taxes

The provision for income taxes was determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the period. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended December 31, 2021 and 2020 were $Nil.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the year ended December 31,2021 and 2020 sales to five major customers accounted for approximately 66% and 79% of total revenue respectively. For the year ended December 31, 2021 and year ended December 31, 2020 accounts receivable from five major customers accounted for approximately 73% and 88% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through December 31, 2021) per institution.

As of December 31, 2021 and 2020, The Company had $719,491 and $1,083,998, respectively, of uninsured cash balances. the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

4) Property and Equipment

Property and equipment consisted of the following at,

Schedule of property and equipment
	December 31, 2021	December 31, 2020
Furniture and Equipment	$80,434	$87,790
Less: Accumulated depreciation	(6,180)	(72,004)
Net Fixed Assets	$74,254	$15,786

Depreciation expenses for the year ended December 31, 2021, and December 31, 2020 were $20,292 ad $25,660, respectively. The company has scrapped computers amounting to $86,116 during the period 2021 and the same has been adjusted against accumulated depreciation.

5) Intangible Assets

The Company’s intangible assets consist primarily of intellectual property and customer relationship it acquired through various acquisitions. We capitalize certain costs incurred for the platform development when it is determined that it is probable that the platform will be completed and will be used as intended. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized

Intangible assets consist of the following:

Schedule of intangible assets
	December 31, 2021	December 31, 2020
Customer relationships	$8,666,693	$2,648,941
Intellectual property	4,050,000	1,000,000
Product development	477,457	477,457
	13,194,150	4,126,398
Accumulated amortization	(2,736,527)	(1,507,322)
Net Intangible Assets	$10,457,623	$2,619,076

Amortization expense for the year ended December 31, 2021 and 2020 were $1,229,205 and $777,534 respectively. This amortization expense relates to capitalized software expenses, intellectual property, and customer lists.

Schedule of intangibles asset useful life
Nature of Intangibles	Useful Life
Customer relationships	5 years
Intellectual property	5 years
Product development	5 years

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next six years are as follows:

Schedule of amortization expense
December 31,
2022	$2,638,830
2023	1,956,787
2024	1,813,550
2025	1,813,550
2026	1,813,550
2027	421,356
Total	$10,457,623

6) Leases

The Company determines if an arrangement contains a lease at inception. Right of use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company is currently operating from two office locations leased by its Parent. The Company do not have any signed lease agreement on its name. The Company’s principal facility is located in Pleasanton, CA and has another facility in East Brunswick, NJ. The lease expires in 2023. Rent expense was $180,708 and $1,66,812 for the twelve months ended December 31, 2021 and December 31, 2020, respectively.

The Company utilized a portfolio approach in determining the discount rate. The portfolio approach takes into consideration the range of the term, the range of the lease payments, the category of the underlying asset and the Company’s estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company also considered its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating the incremental borrowing rates.

Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred.

The components of lease expenses were as follows.

Schedule of lease expenses
Particulars	December 31, 2021	December 31, 2020
Opening Balance	$—	$—
Additions	344,131	—
Finance cost accrued during the year	12,721	—
Payment of lease liability	180,708	—
Closing Balance	$176,144	$—

Supplemental balance sheet information related to leases was as follows:

Schedule of balance sheet related to leases
Year Ended December 31, 2021
Leases
ROU assets	$172,063
lease liabilities, included in current liabilities	176,144
lease liabilities, included in long-term liabilities	—
Total lease liabilities	$176,144

Supplemental cash flow and other information related to leases was as follows:

Schedule of cash flow related to leases
Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from leases	$180,708
ROU assets obtained in exchange for lease liabilities:	344,131
Leases
Weighted average remaining lease term (in months):	12
Weighted average discount rate:	4.75%

Total future minimum payments required under the lease obligations as of December 31, 2021 are as follows:

Schedule of future minimum payments
2022	$180,708
Total Lease payments	180,708
Less: Amount Representing Interest	(12,721)
Total lease obligation	$167,987

7) Due from Related Party

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

The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company paid $1,096,033 and $576,000 for the year ended December 31, 2021, and 2020 respectively.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $180,708 and $166,812 for the year ended December 31, 2021, and 2020 respectively.

The balance receivable from related parties as of December 31, 2021, was $816,242 and for the year ended December 31, 2020 was $445,003.

8) Business Combination

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

Acquisition of Devcool Inc

On December 10, 2021, Healthcare Triangle, Inc. (the “Company”) entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Devcool, Inc., a California corporation ("Devcool"), Go To Assistance Inc., a California corporation ("Seller"), and Mr. Sandeep Deokule, current Chief Executive Officer of Devcool (“SD”). Pursuant to the Share Purchase Agreement, the Company will acquire 5,000,000 shares of Devcool’s Class B Common Stock, par value $0.0001, which represents all of the issued and outstanding capital stock of Devcool (the “Acquisition”). The closing of the Acquisition occurred on December 10, 2021 (the “Closing Date”). The Company exercised control by virtue of taking over the operation from November 01, 2021 (effective date) and the financials have been consolidated from this date.

The aggregate purchase price for the acquisition of Devcool Inc was $7,772,939 consisting of;

1. $4,500,000 payable to the Seller in cash on the Closing Date;

2. $700,000 worth of equity of the Company’s common stock (the “Common Stock”) whereby the number of shares of common stock issuable to Mr. Deokule will be calculated by dividing $700,000 by the volume weighted average price of the Company’s common stock as reported by Bloomberg Financial Markets or if Bloomberg Financial Markets is not then reporting such prices, by a comparable reporting service of national reputation (“VWAP”) for the 20 trading days immediately prior to the closing date of the Transaction. Such shares of common stock were issued as follows:

a) 209,295 shares of unvested Common Stock were issued to the Seller, which shall vest upon Devcool meeting one of two gross revenue targets set forth in the Share Purchase Agreement; and

b) 83,718 shares of unvested Common Stock were issued as retention bonus to certain key personnel of Devcool to be retained by Devcool post-Closing (the “Retention Personnel”), subject to the Retention Personnel continuing to perform services to Devcool (or its affiliates) up to and through the second anniversary of the closing date, which shares shall vest equally monthly on the corresponding day of the closing date over a period of 24 successive months; and

3. A sum of up to $2,500,000 as post-closing earnout payment (the “Earnout”), subject to Devcool’s achievement of the applicable yearly earnout targets set forth in the Share Purchase Agreement, which Earnout shall be payable as follows:

a) up to $250,000 worth of Common Stock (calculated based on the average of the VWAPs for the 20 trading days immediately prior to December 31, 2022) issuable to SD or the Seller as SD’s nominee for achievement of the Year 1 Equity Earnout (as defined in Annexure B to the Share Purchase Agreement);

b) up to $1,000,000 payable to the Seller or its nominees in cash upon achieving the Year 1 Cash Earnout; and

c) up to $250,000 worth of Common Stock (calculated based on the average of the VWAPs for the 20 trading days immediately prior to December 31, 2023) issuable to SD or the Seller as SD’s nominee for achievement of the Year 2 Equity Earnout (as defined in Annexure B to the Share Purchase Agreement).

d) up to $1,000,000 payable to the Seller or its nominees in cash upon achieving the Year 2 Cash Earnout; and

4. The Company also issued the Seller a secured non-interest-bearing promissory note in the principal amount of $2,208,841 that matures on March 31, 2022 (the “Note”) that reflects an amount owed to the Seller by the Company equal to the difference between the amount of accrued and outstanding accounts receivable on the Closing Date less the amount of accrued and outstanding accounts payable on the Closing Date.

Based on the preliminary purchase price allocation, we recorded $1,288,860 of goodwill which is not tax deductible.

Presented below is the summary of the foregoing acquisitions

Allocation of purchase price

Schedule of allocation of purchase price
Asset Component	December 31, 2021
Intangible Assets	$6,017,752
Goodwill	1,288,860
Working Capital	—
Current Assets
Cash	969,760
Accounts Receivables	3,142,900
Other Current Assets	22
11,419,294
Current Liabilities
Accounts Payable	758,114
Short term borrowing	2,208,841
Other Current liabilities	679,400
3,646,355
Net Working Capital Acquired	7,772,939
Total Purchase price	$7,772,939

9) Equity Transactions

The Company issued 2,300,000 common stocks at $0.00001 per share to founders, management and consultants during the year ended December 31, 2019. The Company issued 25,500,000 common stocks as part of the reorganization plan towards the “Life Sciences” division from SecureKloud and 100,000 common stocks as consideration for services rendered during the year ended December 31, 2020. The Company issued 1,861,829 shares towards services rendered and recognized expenses of $1,029,713 during the year ended December 31, 2021.

10) Debt Securities

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

The Company completed a private placement of Convertible notes raising an aggregate of $4,244,940 as of December 31, 2021, and nil as of December 31, 2020. The proceeds from Convertible note have been utilized for working capital purposes. The Company repaid $381,188 (principal plus interest) and converted the balance amount into 1,693,492 common stocks at a fair value of $2.4 per share

Interest expenses on convertible note for the year ended December 31, 2021 $318,127 and nil for December 31, 2020. 0

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

As of December 31, 2021, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants

The Warrants have been valued using the Black-Scholes-Merton Option (“BSM”) pricing model that is based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock fair value and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company’s stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.

The Company has recognized cost of $55,348 for the year ended December 31, 2021, and nil for the year ended December 31, 2020.

C. Warrant Liability

The Company has allocated the proceeds from Convertible note between promissory notes and warrants; as of December 31, 2021, the Company has reported a Warrant liability of $55,384 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Schedule of fair value of warrant liabilities
Fair value assumptions	December 31,2021
Estimated fair value of common stock warrant	$1.81
Exercise price	$0.40
Expected volatility	45%-52%
Expected terms (in years)	2
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%

11) Provision for Income Taxes

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

The components of the Company’s net deferred tax assets as of December 31, 2021 and 2020, were as follows (in thousands):

Schedule of deferred tax assets
	December 31, 2021	December 31, 2020
Deferred tax assets:
Net Operating loss carry forward	$1,445,323	—
Stock-based compensation	(17,979)	—
Fair Value of Warrant	(14,944)	—
Total Deferred tax asset	1,412,441	—
Less: Valuation allowance	$(1,412,441)	—
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

Income tax expense (benefit) was computed as follows:

Schedule of income tax expense benefit
	December 31, 2021	December 31, 2020
Federal income tax	$—	$181,314
State income tax	24,246	76,067
Total Income taxes ,Current provision	24,246	257,381
Deferred Income taxes (benefit)	—	—
Total Income expenses/ (benefit)	$24,246	$257,381

The Company’s effective tax rate is 0% for the year ended December 31, 2021 and 27% and for the year ended December 31, 2020 The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

The Company files a consolidated federal tax return with its parent and records its share of the consolidated federal tax expense on a separate return basis. The Company’s current tax expense is nil. There is no liability in 2021 on account of losses.

The Company’s tax expenses of $181,314 in 2020 is recorded as “Income Tax Payable - Parent” on the Company’s balance sheet. The liability in 2020 represents the approximate amount due to the company’s parent for the benefit the company will receive on the 2020 consolidated federal tax return as a result of loss generated by the parent in 2020. In prior years, the Company recorded its share of the consolidated federal tax provision in the ratio of its income taxes calculated based on a separate return basis to income taxes based on a separate return basis for all members of the consolidated group. Management believes the new method more accurately reflects the Company’s liability for federal income taxes.

The Company’s federal and state income tax returns are generally subject to possible examination by the taxing authorities until the expiration of the related statute of limitations on those tax returns which is generally three years from the original filing deadline.

The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed.

12 A) New Accounting Pronouncements implemented

i) In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations for operating leases and amortization and interest expense in its consolidated statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to prior guidance for operating leases today. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2020. In June 2020, the FASB issued additional guidance delaying the effective date for all entities, except for public business entities. For public entities, ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2021.The Company adopted ASU 2016-02 effective from January 1, 2021. The adoption of ASU 2016-02 standard did not have a material impact on the Company’s consolidated financial statements.

ii) In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends existing guidance to improve consistent application. For public entities, ASU 2019-12 is effective for annual periods beginning after December 15, 2020, and interim periods within those reporting periods. For nonpublic companies, ASU 2019-12 is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted. The Company adopted ASU 2019-12 effective from January 1, 2021. The adoption of ASU 2019-12 standard did not have a material impact on the Company’s consolidated financial statements.

iii) In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the existing disclosure requirements for fair value measurements in ASC 820. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted average of significant unobservable inputs used for Level 3 fair value measurements. The other provisions of ASU 2018-13 include eliminated and modified disclosure requirements. For all entities, this guidance is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-13 as of the required effective date of January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

12 B) New Accounting Pronouncements (under consideration)

i) In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASU 2016-13. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value, and requires the reversal of previously recognized credit losses if fair value increases. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.

Subsequently, in November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB also issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delays the effective date of ASU 2016-13 by three years for certain smaller reporting companies such as the Company. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.

ii) ASU 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

(iii) ASU 2021-10—Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

13) Legal Matters

The Company is not involved in any action, arbitration and / or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal cost is expensed as incurred.

14) Share Based Compensation

We estimate the fair value of our stock options using the Black-Scholes option pricing model. This requires the input of subjective assumptions, including the fair value of our underlying common stock, the expected term of stock options, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock, the most critical of which, prior to our IPO, was the estimated fair value of common stock. The assumptions used in our option pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. The resulting fair value, net of actual forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award

These assumptions used in the Black-Scholes option pricing model, other than the fair value of our common stock, are estimated as follows:

•	Expected volatility. Since a public market for our common stock did not exist prior to our IPO in July 2020 and, therefore, we do not have an extensive trading history of our common stock, we estimated the expected volatility based on the volatility of similar publicly-held entities (guideline companies) over a period equivalent to the expected term of the awards. In evaluating the similarity of guideline companies to us, we considered factors such as industry, stage of life cycle, size, and financial leverage. We intend to continue to consistently apply this process using the same or similar guideline companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our common stock becomes available.
•	Expected term. We estimate the expected term using the simplified method, as we do not have sufficient historical exercise activity to develop reasonable expectations about future exercise patterns and post-vesting employment termination behaviour. The simplified method calculates the average period the stock options are expected to remain outstanding as the midpoint between the vesting date and the contractual expiration date of the award.
•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities corresponding with the expected term of the option.
•	Expected dividend yield. We have never declared or paid any dividends and do not presently plan to pay dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

We are required to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations

Historically for all periods prior to our IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, we exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

•	contemporaneous valuations performed at periodic intervals by unrelated third-party specialists
•	contemporaneous valuations performed at periodic intervals by unrelated third-party specialists
•	our actual operating and financial performance.
•	relevant precedent transactions involving our capital stock;
•	likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions and the nature and history of our business;
•	market multiples of comparable companies in our industry;
•	stage of development.
•	industry information such as market size and growth;
•	illiquidity of stock-based awards involving securities in a private company; and
•	macroeconomic conditions.

In valuing our common stock prior to our IPO, our board of directors determined the enterprise value of our company using both the income approach and market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on the cost of capital at a company’s stage of development. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial results to estimate the enterprise value of the subject company.

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

The Company and Mr. Venkatachari entered into a four year employment agreement dated July 12, 2021 pursuant to which Mr. Venkatachari will perform the duties of the Company’s Chief Executive Officer and receive an annual base salary of $300,000, a signing bonus of vested options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.40 per share, 6,000 shares of Series A Super Voting Preferred Stock (which provide him with 1,000 votes per share), an annual cash bonus to be determined by the Compensation Committee of the board and other usual and customary perquisites. The employment agreement renews automatically for additional one-year terms until it is terminated, or a new mutually acceptable agreement is executed. In the event the agreement is terminated without cause by the Company or for “good reason” by Mr. Venkatachari, the Company will pay him severance equal to two years’ base salary, the vesting of any unvested options and the cash equivalent to all accrued and untaken vacation pay. Mr. Venkatachari is subject to certain post-employment restrictions on competition and solicitation of Company clients subject to applicable law.

Schedule of stock option activity
	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Equity compensation plan total shares	4,000,000	$0.40	—	—	4,000,000
Granted
Incentive Stock Options (ISO)	1,131,500	$0.40	—	—	1,131,500
Non-Qualified Stock Options (NSO)	452,000	$0.40	—	—	452,000
Non-Qualified Stock Options (NSO) - Directors Stock Options	230,000	$0.40	—	—	230,000
Cancelled/expired	—	—	—	—	—
Balance outstanding as at December 31, 2021	1,813,500	—	—	—	1,813,500
Balance available under the plan as at December 31, 2021	2,186,500	—	—	—	2,186,500

The company issued and valued options using the Black-Scholes model for all 2021 issuances with the following significant assumptions

Schedule of assumptions
Fair value assumptions	2021
Estimated fair value of common stock warrant	$0.40
Exercise price	$0.40
Expected volatility	45%-52%
Expected terms (in years)	4
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%

The Company recognized compensation expenses related to ISO/NSO stock options of $66,439 during the year ended December 31, 2021 and nil for the year ended December 31, 2020.

15) Defined Contribution Retirement Plan

The Company established the Healthcare Triangle, Inc. savings plan (hereinafter referred to as the “Plan”) to provide eligible employees with a means of deferring current compensation from income tax. This plan is offered to all employees. The Company, at its discretion, may make matching contributions and/or elective contributions at the end of the year to eligible participants. The Company made a matching contribution for $541,061 for the year ended December 31, 2021.

16) Net Income per share

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

The Company's unvested restricted stock awards are considered participating securities under FASB Codification topic, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a "participating security," the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

Schedule of earning per shares
	Twelve Months Ended December 31,
	2021	2020
Net income attributable to common stockholders	$(5,950,030)	$2,353,443

Weighted average shares outstanding used in basic per common share computations	29,427,863	27,900,000

Basic EPS	$(0.202)	$0.084
Diluted EPS	$(0.202)	$0.084

17) Subsequent Events

For the year ended December 31, 2021, the Company has evaluated subsequent events through March 7, 2022 the date, which the financial statements were available to be issued. No reportable subsequent events have occurred through March 7, 2022, which would have a significant effect on the financial statements as of December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2021.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of February 28, 2022.

Name	Age	Position
Suresh Venkatachari	54	Chief Executive Officer, Chairman of the Board of Directors
Anand Kumar	47	Senior Vice President, Sales
Sudish Mogli	53	Chief Technology Officer
Thyagarajan Ramachandran	46	Chief Financial Officer
Sanjay Dalwani	54	Chief Revenue Officer
Michael Gill	43	Vice President, Finance
Lakshmanan Kannappan	54	Head of Strategic Partnership and Director
Shibu Kizhakevilayil	49	Head of M&A and Director
Vivek Prakash	64	Director
Brendan Gallagher	52	Director
April Bjornstad	49	Director
John Leo	56	Director
Dave Rosa	57	Director

Suresh Venkatachari

Mr. Venkatachari has served as our Chairman & Chief Executive Officer since October 2019 and leads our global leadership team. Mr. Venkatachari is also serving as the CEO of the Parent, SecureKloud Technologies, Inc. since 2011. Mr. Venkatachari is also serving as the CEO and Board Member of SecureKloud Technologies Ltd. which is the parent of SecureKloud Technologies Inc. since 2010. He has more than 30 years of experience in the IT solutions & services industry. Mr. Venkatachari is a thoughtful leader and entrepreneur and has developed and executed demand-driven strategies to grow the businesses. He has founded multiple IT companies over the past 25 years, specialized in Banking, healthcare and in Cloud Technologies. Prior to this, he was the Head of Electronic Banking at Deutsche Bank, Singapore. Suresh holds a bachelor’s degree in electronics and instrumentation engineering from Annamalai University, India.

We believe Mr. Venkatachari is well qualified to lead as CEO due to his prior management experience in running both private and public limited companies and expertise in building and growing the business and creating wealth for our investors.

Anand Kumar

Mr. Kumar has served as our Senior Vice President for Life Sciences division of global business since January 2020. Prior to that, he served as a Vice President at SecureKloud Technologies, Inc. for Life Sciences business from 2013 to December 2019. He has deep domain expertise in successful multi and hybrid cloud strategy, enterprise cloud business transformation, and Data transformation combined with his background in IT security, compliance, and governance. Prior to HTI, he was the Managing Director at MyCroft, a security and IAM solutions provider. He also led sales and business development efforts for ILantus a global security solution provider where he was the Senior Vice President instrumental in growing the organization more than ten-fold during his tenure. Mr. Kumar holds a Bachelors’ & Master’s Degree in Computer Science and a Master’s in Business Administration from IIT, Chicago.

We believe that Mr. Kumar is qualified to serve as our Senior Vice President due to his extensive sales leadership experience, and his thorough Life Sciences domain, security, and compliance expertise.

Sudish Mogli

Mr. Mogli has served as our Chief Technology Officer since January 2020. Mr. Mogli served as the Vice President, Technology and leading the product engineering team at SecureKloud Technologies, Inc. from 2012 until December 2019, and is credited with envisioning SecureKloud’s Cloud solutions for the Life Sciences and healthcare industry verticals. Mr. Mogli was a Senior Engineering leader at Cisco Systems from 1997 – 2012, building software products for the World’s leading Telecom providers and Fortune 500 Enterprises to secure, manage and optimize their Wired and Wireless Networks and IT infrastructure respectively. Mr. Mogli received an M.S degree in Computer Engineering from Louisiana State University and has completed the Product Management and Financial Analysis program for executives from the University of California at Berkeley.

We believe that Mr. Mogli is qualified to serve as the CTO of the Company based on his experience working with very large Enterprises and Telecom providers and his knowledge of the Life Sciences, pharmaceutical, and healthcare industry segments.

Thyagarajan Ramachandran

Mr. Ramachandran has served as our Chief Financial Officer since September 2021. In his current role as CFO at HTI, he is responsible for communication of HTI’s strategy, financial and business performance, US GAAP accounting, Corporate Governance and Investor Relations. Mr. Ramachandran is also serving as the CFO of both the Parent and SecureKloud Technologies Limited. since July 2020. Prior to that he served as Executive Director Finance with Trimble from May 2019 to June 2020 and with Servion Global Solutions from November 2014 to February 2019. He is a senior industry leader with around 25 years of experience across Strategic Management, M&A, Fund Raising, Business Partnering, Corporate Governance and Financial Accounting. He has managed multiple cross-industry CFO positions dealing with PE and Institutional investors. Mr. Ramachandran is a member of the Institute of Chartered Accountants of India (ACA), a member of the Institute of Cost and Management Accountants of India (CMA) and a bachelor’s in finance from Chennai University.

We believe Mr. Ramachandran is well qualified to lead as CFO due to his prior financial management experience in running both private and public limited companies and expertise in financial accounting, internal controls and corporate governance

Sanjay Dalwani

Sanjay Dalwani is a digital evangelist helping Health Systems, Hospitals, and Life Sciences-Pharmaceutical companies from “doing digital to being digitally native”. As Chief Revenue Officer, Sanjay is responsible for our growth & go-to-market strategy, capability & industry solutions, client relationship value & success. In this capacity, our teams in sales, business development, marketing, industry solutions, and strategic partnerships report to him. Sanjay combines his diverse industry expertise with an informed perspective on leading-edge technology to help clients transform their business and solve complex problems.

He has helped clients improve EBITDA and deliver on strategic business value through technology transformation. His areas of work include enterprise and clinical solutions, merger-and-acquisition technology integration, customer & employee experience, accelerating IT solution delivery via multi-prong strategies including Architecture, Agile-DevOps, Cloud and scaling automation, use of data & AI-ML for business insights & problem-solving, and shared services in business operations.

Prior to joining HCTI, Sanjay was an Executive Vice President and P&L leader of the consumer packaged, retail, and distribution (CPRD) business unit for Capgemini USA. Before that, Sanjay had a long and illustrious career with Infosys, where he held several leadership positions and led industry business units in North America, including the Healthcare & Hospitals, Retail, CPG, and Logistics. Earlier, Sanjay held executive positions with Motorola and HCL-HP.

Sanjay holds an MBA and earned his undergraduate degree in Computer Science. He has also completed the Global Executive Leadership Program at Stanford University Graduate School of Business. He resides in the greater Chicago area, enjoys long nature walks, golfing, and volunteers in local community services.

Michael Gill

Mr. Gill has served as our Vice President of Finance since May 2020 and responsible for finance, accounting, and compliance. Prior to that, he was Vice President of Finance and Senior Controller at SecureKloud Technologies, Inc. from February 2017 to April 2020. His career includes accounting and financial services at one of the top public accounting firms in the world. Mr. Gill worked as an Independent Financial and Accounting Consultant from 2015 to 2017 and as a Controller at Swiftwick from 2013 to 2015. Mr. Gill graduated with a BS in Accounting from The University of Mississippi and is a member of the Tennessee Society of CPAs.

We believe Mr. Gill is strongly qualified to contribute his knowledge and expertise in the fields of accounting, finance, and leadership.

Lakshmanan Kannappan

Mr. Kannappan has served as a Head of Strategic Partnerships and a member of our Board since October 2019. He has been the Chief Operating Officer and Head of Cloud, Identity, and Access Management business for SecureKloud Technologies, Inc. since 2013. Mr. Kannappan is a visionary leader who directs the business/ technology operations, product management, and strategic partnerships for SecureKloud. He founded FuGen Solutions acquired by SecureKloud in 2013, is a serial entrepreneur with 25+ years of software industry experience, and also supports investments and M&A activities for SecureKloud. He is also one of the original founders of SAML 2.0 protocol and Federated Identity Management model for the industry while at Orange-France Telecom, which changed the way Identity Information is shared between Service Providers and enabled the huge success of SaaS, Cloud and Social Networking. Mr. Kannappan has played senior technical, business, and managerial roles in various segments including B2B, healthcare, eCommerce, Telecom, Digital Identity Management systems, Cyber Security, and Cloud. He is a regular invited speaker in industry-related events. Mr. Kannappan holds Master’s in Electrical Engineering from Anna University, India and Bachelor’s in Electronics and Instrumentation from Annamalai University, India. He sits on the University of Chicago’s California Advisory Council since 2015

Shibu Kizhakevilayil

Mr. Kizhakevilayil has served as Head of M&A and a member of our Board since October 2019. In his role as Global healthcare President, he was leading the healthcare division of SecureKloud Technologies, Inc. from 2015 to 2020 and was also instrumental in identifying, acquiring, and integrating healthcare IT companies. Mr. Kizhakevilayil had successfully built and sold 3 IT consulting companies specializing in enterprise content management, data warehousing, and business intelligence solutions in his earlier career. He has over 20 years of experience in the IT industry with expertise in the healthcare domain. He serves as a member of the Board of several private companies. Shibu holds a bachelor’s degree in Mechanical Engineering from College of Engineering Trivandrum, India.

We believe that Mr. Kizhakevilayil is qualified to serve as a member of our Board based on his outstanding skills and unique experience in IT industry in connection with healthcare domain.

Vivek Prakash.

Mr. Prakash has served as a member of our board of directors since October 2019. Mr. Prakash currently serves as a member of the Board and various committees of private companies. Mr. Prakash during the period 2014-2019 has served as a member of the Board and various committees of an International Oil and Gas Company. He is a multifaceted business leader with over 40 years of proven track record and accomplishments in large commercial enterprises with a global footprint. Mr. Prakash is a Chartered Accountant from the Institute of Chartered Accountants of India and also holds a BA (Honors) in Economics from the University of Delhi.

We believe Mr. Prakash is well qualified to serve as a member of our Board based on his experience as a seasoned investor, a current and former director of many companies, and of his leadership experience, his extensive knowledge, and experience of commercial, financial and strategic management matters.

Brendan Gallagher

Mr. Gallagher has served as a member of our board of directors since August 2021. Since May 2021 Mr. Gallagher has been and currently is a Managing Director with CFGI, a Carlyle Company.  Prior to joining CFGI, Mr. Gallagher was a Principal in Ernst & Young’s Transaction Advisory Practice for 6 years from 2014 - 2020 and was Manager 2002 – 2014.  Mr. Gallagher was appointed to serve a two-year term on Ernst & Young’s America’s People Advisory Forum, as well as other internal and external firm initiatives.  Mr. Gallagher has more than 22 years of experience advising both public and private companies across numerous industries for strategic transactions and other corporate development activities.  Mr. Gallagher holds a Master of Business Administration degree from Loyola Marymount University and a Bachelor of Business Administration degree from the University of San Diego.

We believe that Mr. Gallagher is well qualified to serve as a Director on our Board with his experience in Mergers & Acquisitions and Transaction Advisory.

April Bjornstad

Ms. Bjornstad has served as a member of our board of directors since August 2021. Ms. Bjornstad is Director, Investor Relations at Microsoft Corporation where she has worked since 2013. Prior to her current role, Ms. Bjornstad was Director Revenue Planning and Strategy for Business Applications from October 2018 to Nov 2020 and Director of Finance and Business Development - Intellectual Property Group from Jan 2013 to October 2018. Ms. Bjornstad is a senior finance leader with nearly three decades of experience across strategic management, M&A, and corporate finance. In her current role as Director, Investor Relations at Microsoft Corporation, she is responsible for formulating and managing external communication of Microsoft’s strategy, financial and business performance. Through her career, she has managed multiple M&A deals involving complex financial deal modelling and has worked closely with company executives, institutional investors and analysts. Prior to joining Microsoft, Ms. Bjornstad served in senior leadership roles at Applied Materials Inc., Sybase Inc., Broadcom Corporation and Ernst & Young LLP. Ms. Bjornstad holds an MBA from J.L. Kellogg Graduate School of Management in Chicago, IL and a BA in Finance and Marketing from Vanguard University in Costa Mesa, CA and was a Chartered Financial Analyst (CFA) charterholder, CFA Institute, from 1998 to 2000.

We believe that Ms. Bjornstad is well qualified to serve as a Director on our Board with her Global experience in managing International Finance, Mergers and Acquisitions and Investor relations.

John Leo

Mr. Leo is an experienced business operator, investment banker and fund manager. His experience includes deal origination, execution and financing for a broad range of investment banking transactions on a global basis. In addition to his experience managing business and financial transactions, he has hands on operational experience with general compliance issues, drafting and negotiating term sheets, offering documents, fairness opinions, as well as negotiating and structuring mergers and acquisitions.

Mr. Leo was the founder and CEO of American Union Securities, a full-service investment banking firm focused on international cross border transactions (China / US). Mr. Leo formed the firm in 2002 and sold the firm 2007, after completing approximately thirty cross border transactions over a five-year period. In March of 2007 Mr. Leo formed Primary Capital, a full-service investment banking firm focused on raising capital for public and private companies. From 2007 thru September 2021 Mr. Leo served as its Chairman and Managing Member. In addition to capital raising, the firm provides advisory services on mergers, acquisitions, valuation analysis, and market entry into China. Mr. Leo has the following FINRA registrations: Series 7, 24, 55, 63, 79 and 99. Mr. Leo is a graduate of Rollins College, with a degree in Psychology. We believe that Mr. Leo is well qualified to serve as a Director on our Board with his strong investment banking and securities business experience.

Dave Rosa

Mr. Rosa has served as a member of our board of directors since August 2021. Since 2016, Mr. Rosa has been and currently is President and CEO of NeuroOne Medical Technologies (NMTC: Nasdaq), a publicly traded company on the Nasdaq. He also serves on the boards of Biotricity (BTCY: OTC), a publicly traded company on the Over the Counter (OTC) platform, where he currently serves as compensation committee chairman and Neuro Event Labs, a privately held company in Finland, where he currently serves as Chairman of the Board. Mr. Rosa has over 25 years of experience holding a variety of senior management roles representing several medical device markets. His recent experience includes developing early-stage companies to commercialization and Nasdaq listing. Mr. Rosa holds a Master of Business Administration degree from Duquesne University and Bachelor of Science degree in Commerce and Engineering from Drexel University.

We believe that Mr. Dave is well qualified to serve as a Director on our Board with his entrepreneurial, leadership, operational and capital markets experience.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of eight (8) members, five of (5) of whom qualify as “independent” under the listing standards of Nasdaq.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and qualified.

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. Each of the Board committees, as set forth below, will also provide risk oversight in respect of its areas of concentration and reports material risks to the board for further consideration.

Director Independence

Our board of directors are composed of a majority of “independent directors” as defined under the rules of Nasdaq. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under such definition, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Vivek Prakash April Bjornstad, Brendan Gallagher, John Leo and Dave Rosa are all independent directors of the Company.

Board Committees

Our board of directors has established three standing committees, audit committee, compensation committee and nominating and corporate governance committee, each of which operate under a charter that has been approved by our board of directors. We have appointed persons to the board of directors and committees of the board of directors as required meeting the corporate governance requirements of the Nasdaq Listing Rules.

Audit Committee

We have established an audit committee consisting of Vivek Prakash, April Bjornstad, John Leo and Vivek Prakash is the Chairman of the audit committee. In addition, our Board has determined that Vivek Prakash is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;
•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Compensation Committee

We have established a compensation committee of the board of directors to consist of Dave Rosa, Brendan Gallagher, and Vivek Prakash each of whom is an independent director. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Vivek Prakash is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviews, approves and determines, or makes recommendations to our board of directors regarding, the compensation of our executive officers;
•	administers our equity compensation plans;
•	reviews and approves, or makes recommendations to our board of directors, regarding incentive compensation and equity compensation plans; and
•	establishes and reviews general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee consisting of April Bjornstad, Brendan Gallagher and Vivek Prakash, is the Chairman of the Nominating and corporate governance committee. The committee’s duties, which are specified in our Nominating and Corporate Governance Committee Charter, include, but are not limited to:

•	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;
•	evaluating director performance on our board of directors and applicable committees of our board of directors and determining whether continued service on our board of directors is appropriate
•	evaluating nominations by stockholders of candidates for election to our board of directors; and
•	corporate governance matters
92

Code of Ethics

Our Board has adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code is applicable to all of our directors, officers and employees and is available on our corporate website, www.applieduvinc.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

None of our other directors, executive officers, significant employees or control persons have been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements during fiscal 2021 as follows: Messrs. Venkatachari, Kumar, Mogli, Ramachandran, Dalwani, Gill, Kannappan, Kizhakevilayil, Prakash, Gallagher, Leo and Ross and Ms. Gallagher filed their Form 3s late in 2021.

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2021 and 2020 to our Chief Executive Officer (principal executive officer), our Chief Technology Officer, and our Vice President, Sales. We refer to these individuals as our “named executive officers.”:

Name and Principal Position	Year	(Salary $)	(Bonus $)	(Stock Awards ($))		Option Awards($)	Total ($)
Suresh Venkatachari, (2)	2021	294,000	—	6,000	(1)	104,816	404,816
Chief Executive Officer	2020	240,000	—				240,000
Sudish Mogli,(3)	2021	249,996	20,000			3,332	273,328
Chief Technology Officer	2020	213,333	—				213,333
Anand Kumar(4)	2021	240,000	20,000			2,688	262,688
Vice President, Sales	2020	203,333	—				203,333
(1)	Represents 6,000 shares of Series A Super Voting Preferred Shares the Mr. Venkatachari received pursuant the terms of his employment agreement.
(2)	Represents 250,000 shares of common stock issued and vested immediately to Mr Venkatachari pursuant the terms of his employment agreement and 120,000 options issued under the Plan of which 30,000 options have vested in FY 2021.
(3)	Represents 83,000 options under the Plan of which 20,750 options have vested in FY 2021.
(4)	Represents 67,000 options under the Plan of which 16,750 options have vested in FY 2021.

Employment Agreement

The Company and Mr. Venkatachari entered into a four year employment agreement dated July 12, 2021(the “Employment Agreement”) pursuant to which Mr. Venkatachari will perform the duties of the Company’s Chief Executive Officer and receive an annual base salary of $300,000, a signing bonus of vested options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.40 per share, 6,000 shares of Series A Super Voting Preferred Stock (which entitle the holder to 1,000 votes per share), a cash bonus to be determined by the compensation committee of our board of directors and other usual and customary perquisites. The Employment Agreement renews automatically for additional one year terms until it is terminated or a new mutually acceptable agreement is executed. In the event the agreement is terminated without cause by the Company or for “good reason” by Mr. Venkatachari, the Company will pay Mr. Venkatachari severance equal to two years’ of then current base salary, vesting any unvested options held by him and the cash equivalent of all accrued and untaken vacation pay. Mr. Venkatachari is subject to certain post-employment restrictions on competition and solicitation of Company clients subject to applicable law

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Suresh Venkatachari	01/01/2021	30,000	90,000	0.40	12/31/2024
Sudish Mogli	01/01/2021	20,750	62,250	0.40	12/31/2024
Anand Kumar	01/01/2021	16,750	50,250	0.40	12/31/2024

Director Compensation Table

The following table provides information concerning compensation paid to our direstors during fiscal year ended December 31, 2021.

Name	Fee Earned / Paid in Cash $	Options	Others	Total $
Vivek Prakash	12,500	—	—	12,500
April Bjornstad	9,167	—	—	9,167
Brendan Gallagher	9,167	—	—	9,167
John Leo	9,167	—	—	9,167
Dave Rosa	7,500	—	—	7,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information regarding the beneficial ownership of the common stock by (i) our directors and named executive officers; (ii) all the named executives and directors as a group and (iii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 07, 2022 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws.

The information contained in this table is as of March 07, 2021. At that date, 35,874,473 shares of our common stock were outstanding.

		Number of Shares Beneficially Owned			Beneficial Ownership Percentages
Name and Address of Beneficial Owner(1)	Title	Common Stock		Series A Super Voting Preferred Stock(2)	Percent of Common Stock	Percent of Series A Super Voting Preferred Stock	Percent of Voting Stock(3)
Officers and Directors
Suresh Venkatachari(4)	Chairman and Chief Executive Officer	1,035,000	(5)	6,000	2.9%	100%	16.8%
Thyagarajan Ramachandran	Chief Financial Officer	21,875		—	*	—	*
Anand Kumar	Vice President, Sales Officer	169,542		—	*	—	*
Sudish Mogli	Chief Technology Officer	224,208		—	*	—	*
Michael Gill	Vice President, Finance	8,458		—	*	—	*
Lakshmanan Kannappan		214,583		—	*	—	*
Shibu Kizhakevilayil	Director	214,583		—	*	—	*
Vivek Pakash	Director	588,442	(6)	—	1.6%	—	1.4%
Brednan Gallagher	Director	—		—	*	—	*
April Bjornstad	Director	—		—	*	—	*
John Leo	Director	—		—	*	—	*
Dave Rosa	Director	—		—	*	—	*
Officers and Directors as a Group (total of 2 persons)							—
		2,576,691		6,000	7.2%	100%	20.5%
5% Stockholders
SecureKloud Technologies, Inc.(7)		25,500,000		—	71.1%	N/A	60.9%
Suresh Venkatachari		N/A		6,000	N/	100	100

*Less than 1%.

(1)	The principal address of the named officers, directors and 5% stockholders of the Company is c/o Healthcare Triangle, Inc., 4309 Hacienda Dr., Suite 150, Pleasanton, CA 94588.
(2)	Entitles the holder to 1,000 votes per share and votes with the common stock as a single class.
(3)	Represents total ownership percentage with respect to all shares of common stock and Series A Super Voting Preferred Stock, as a single class
(4)	Suresh Venkatachari owns 39% in SecureKloud Technologies Limited. SecureKloud Technologies Limited. owns 65.2% of the Parent. Mr. Venkatachari is also a director and Chief Executive Officer of SecureKloud Technologies Limited.
(5)	Includes 250,000 shares of common stock underlying an option granted to Mr. Venkatachari pursuant to the terms of his Employment Agreement.
(6)	Includes 298,022 shares underlying convertible notes and warrants owned by Mr. Prakash.
(7)	SecureKloud Technologies, Inc. is 65.2% owned by SecureKloud Technologies Limited which is a publicly traded company in India.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

We have engaged in the following related party transactions with the Parent.

In connection with a corporate reorganization conducted by the Parent, on January 1, 2020, the Parent and the Company entered into an Asset Transfer Agreement pursuant to which the Parent transferred to us its Life Sciences business in exchange for 25,500,000 shares of our common stock on January 1, 2020, the Company and the Parent entered into a Master Services Agreement, pursuant to which the Parent has agreed to develop software for the Company for fees negotiated in good faith that will be set forth in a separate statement of work for each software development project. The agreement has a two-year term, with automatic one-year renewals unless a party terminates at least 60 days prior to the end of the term.

On January 1, 2020, the Company and the Parent entered into a Shared Services Agreement, pursuant to which the Parent will provide ongoing services to the Company that include infrastructure development, sales support, recruitment and immigration support, project coordination, human resources and operation support and management/advisory services. Under the agreement, the Parent receives monthly compensation of $48,090. The term of the agreement is for two years and then continues on a month-to-month basis unless earlier terminated.

On January 4, 2020, the Company and the Parent entered into a Rental Sub-Lease Agreement, pursuant to which the Company subleases 3,500 square feet of office space from the Parent for $15,059 per month. The term of the sublease is two years and renewable for two-year terms until cancelled by either party with 30 days’ notice.

On May 8, 2020, the Company and the Parent entered into an Equity Purchase Agreement pursuant to which, the Company acquired all of the equity of Cornerstone Advisors Group, LLC (“Cornerstone”) from the Parent in return for a $7,000,000 Promissory Note, which has been repaid in full through the assumption of a $4,000,000 debt to Cornerstone owed by the Parent (the “Cornerstone Debt”) and cash payments to the Parent. The Company has repaid the Cornerstone Debt in full.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

Ram Associates, CPAS (“Ram”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2021 and 2020.

The table below presents the aggregate fees billed for professional services rendered by Ram for the years ended December 31, 2021 and 2020.

	2021	2020
Audit fees	$74,500	$62,000
Audit-related fees
All other fees	5,000	6,583
Total fess	$79,500	$68,583

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with regulatory filings or engagements. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this Annual Report:

(1) The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2) The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3) The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1**	Certificate of Incorporation of the Company
3.2**	Bylaws of the Company
3.3**	Amendment to Certificate of Incorporation of the Company
3.4**	Series A Super Voting Preferred Stock Certificate of Designation
3.5**	Series A Super Voting Preferred Stock Amended and Restated Certificate of Designations
4.1**	Form of Representative’s Warrant in connection with the Company’s initial public offering t
10.1**	Asset Transfer Agreement, dated January 1, 2020 between the Company and SecureKloud Technologies, Inc.
10.2**	Equity Purchase Agreement, dated May 8, 2020 between the Company and SecureKloud Technologies, Inc.
10.3**	Form of Common Stock Securities Purchase Agreement
10.4**	Form of 10% Convertible Promissory Note issued pursuant to the Securities Purchase Agreement
10.5**	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement
10.6**	The Company’s 2020 Stock Incentive Plan
10.7**	Form of Grant
10.8**	Master Services Agreement dated January 1, 2020 between the Company and SecureKloud Technologies, Inc.
10.9**	Shared Services Agreement dated January 1, 2020 between the Company and SecureKloud Technologies, Inc.
10.10**	Rental Sublease Agreement dated January 4, 2020 between SecureKloud Technologies, Inc. and the Company
10.11**	Offer letter dated January 1, 2020 between the Company and Sudish Mogli
10.12**	Offer letter dated January 1, 2020 between the Company and Anand Kumar
10.13**	Employment Agreement dated July 12, 2021 between the Company and Suresh Venkatachari
10.14**	IT Master Services Agreement effective as of May 1, 2017 between F. Hoffmann-La Roche Ltd and the Company
10.15**	Form of Statement of Work under Master Services Agreement between F. Hoffmann-La Roche Ltd and the Company
10.16**	Form of Common Stock Purchase Warrant to be issued to the Placement Agent for the Note and Warrant Private Offering
10.17**	Leak-Out Agreement dated September 27, 2021 between Alchemy Advisor, LLC and the Company
10.18**	Leak-Out Agreement dated September 27, 2021 between Target Capital, LLC and the Company
10.19**	Consulting Agreement dated December 18, 2020, Between the Company and Alchemy Advisors LLC
10.20***	Share Purchase Agreement, dated December 10, 2021, among Healthcare Triangle, Inc., Devcool, Inc., Go To Assistance Inc., and Mr. Sandeep Deokule.
10.21*	Convertible Promissory Note, dated December 10, 2021 made to Go To Assistance Inc.
10.22*	Consulting Agreement dated December 10, 2021 between the Company and Sandeep Deokule
21.1*	List of Subsidiaries of the Company
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

**Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2020.

*** Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Triangle, Inc.

Date:	March 7, 2022	By:	/s/ Suresh Venkatachari
Suresh Venkatachari
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2022.

Signature	Title

/s/ Suresh Venkatachari	Chairman of the Board and Chief Executive Officer (principal executive officer)
Suresh Venkatachari

/s/ Thyagarajan Ramachandran	Chief Financial Officer (principal financial and accounting officer)
Thyagarajan Ramachandran

/s/ Lakshmanan Kannappan	Director
Lakshmanan Kannappan

/s/ Shibu Kizhakevilayil	Director
Shibu Kizhakevilayil

/s/ Vivek Prakash	Director
Vivek Prakash

/s/ Brendan Gallagher	Director
Brendan Gallagher

/s/ April Bjornstad	Director
April Bjornstad

/s/ John Leo	Director
John Leo

/s/ Dave Rosa	Director
Dave Rosa

