Form 10-Q
period 2022-03-31
Healthcare Triangle, Inc.
filed 2022-05-16
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-40903

HEALTHCARE TRIANGLE, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3559776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4309 Hacienda Dr., Suite 150 Pleasanton, CA	94588
(Address of principal executive officer)	(Zip Code)

(925) 270-4812
(Registrant’s telephone number, including area code)
Title of each class	Ticker Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	HCTI	The Nasdaq Stock Market LLC

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

As of May 16, 2022, 35,536,671 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

1

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect," "seek," or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading "Risk Factors" and in our publicly available filings and press releases. These statements include, among other things, those regarding:

•	our ability to continue to add new customers and increase sales to our existing customers;
•	our ability to develop new solutions and bring them to market in a timely manner;
•	our ability to timely and effectively scale and adapt our existing solutions;
•	our dependence on establishing and maintaining a strong brand;
•	the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;
•	system failures or capacity constraints;
•	the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;
•	our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in technology and development, marketing and advertising, general and administrative and customer care expenses, and our ability to achieve and maintain future profitability;
•	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers' lifetime spend;
•	our ability to provide high quality customer care;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our ability to grow internationally;
•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;
•	our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;
•	our ability to maintain our relationships with our partners;
•	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to maintain or improve our market share;
•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;
•	beliefs and objectives for future operations;
•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;
•	economic and industry trends or trend analysis;
•	our ability to attract and retain qualified employees and key personnel;
•	anticipated income tax rates, tax estimates and tax standards;
•	interest rate changes;
•	the future trading prices of our common stock;
•	our expectations regarding the outcome of any regulatory investigation or litigation;
•	the amount and timing of future repurchases of our common stock under any share repurchase program;
•	the potential impact of shareholder activism on our business and operations;
•	the length and severity of the coronavirus (COVID-19) pandemic and its impact on our business, customers and employees;

as well as other statements regarding our future operations, financial condition, growth prospects and business strategies.

We operate in very competitive and rapidly-changing environments, and new risks emerge from time-to-time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur, and actual results could differ materially and adversely from those implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in our forward looking statements are reasonable, we cannot guarantee the future results, levels of activity, performance or events and circumstances described in the forward looking statements will be achieved or occur. Neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform such statements to actual results or to changes in our expectations, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context suggests otherwise, references to "Healthcare Triangle," "company," "we," "us" and "our" refer to Healthcare Triangle Inc. and its consolidated subsidiary.

PART I

FINANCIAL INFORMATION

Item 1. Financial statements

HEALTHCARE TRIANGLE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$1,562	$1,770
Accounts receivable	6,739	9,672
Other current assets	1,393	362
Total current assets	9,694	11,804
Property and equipment, net	90	74
Operating lease right-of-use assets	129	172
Intangible assets, net	9,798	10,458
Goodwill	1,289	1,289
Due from affiliates	1,267	816
Total assets	$22,267	$24,613

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,577	$1,873
Warrant Liability	55	55
Payroll protection program loan	1,069	1,069
Short term borrowing	1,709	2,209
Operating lease liabilities	132	176
Other current liabilities	999	869
Total current liabilities	5,541	6,251

Long-term liabilities
Contingent Consideration	2,227	2,227
Total current and long-term liabilities	7,768	8,478

Stockholders' equity
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	0	0
Common stock, par value $0.00001; 100,000,000 authorized 35,536,671 and 35,260,834 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively	0	0
Additional paid-in capital	19,174	18,799
Retained earnings	(4,675)	(2,664)
Total stockholders' equity	14,499	16,135
Total liabilities and stockholders' equity	$22,267	$24,613

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.
Condensed Unaudited Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net revenue	$11,056	$7,953

Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,162	5,773

Operating expenses
Research and development expenses	1,066	757
Sales and Marketing	1,740	668
General and Administrative	1,351	1,260
Depreciation and amortization	711	211
Net Operating income before other income/(expenses)	(1,974)	(716)

Other income/(expenses)
Interest expense	(16)	(95)
Total other income/(expenses)	(16)	(95)

Net income (loss) before income tax expenses	(1,990)	(811)

Federal income tax	—	—
State income tax	(21)	(39)
Total income tax (expense) / benefit	(21)	(3)

Net income (loss)	$(2,011)	$(814)

Net income per common share—basic	(0.057)	(0.028)
Net income per common share—diluted	(0.057)	(0.028)

Weighted average shares outstanding used in per common share computations:
Basic	35,507,184	29,318,750
Diluted	35,507,184	29,318,750

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.
Unaudited Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except shares)

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
Balance at December 31, 2020	—	$—	27,900,000	$0	$1,042	$3,286	$4,328
Net profit	—	—	—	—	—	814	814
Issue of Options (ISO/NSO)					14
Shares issued for services			1,418,750	0	567	—	567
Balance at March 31, 2021	—	$—	29,318,750	$0	$1,624	$4,100	$5,710
Balance at December 31, 2021	6,000	$1	35,260,834	$0	$18,799	$(2,664)	$16,135
Issue of Options (ISO/NSO)					15		15
Cash collected on ISO/NSO			26,136	0	10		10
Shares issued for services			249,701	0	350		350
Net profit	—	—	—	—	—	(2,011)	(2,011)
Balance at March 31, 2022	6,000	$1	35,536,671	0	19,174	(4,675)	14,499

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.
Condensed Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(2,011)	$(814)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	711	211
Common stock issued for services	350	567
Stock compensation expenses	15	14
Changes in operating assets and liabilities:
(Increase)/ decrease in:
Accounts receivable	2,933	8
Other current assets	(1,031)	(834)
Due from related party	(451)	(81)
Increase/ (decrease) in:
Accounts payable and accrued expenses	(295)	(1,056)
Other current liabilities	164	(73)
Payment of lease liability	(49)	—
Net cash provided by/(used in) operating activities	302	(2,058)

Cash flows from investing activities
(Purchase)/sale of property and equipment	(20)	—
Net cash provided by/(used in) investing activities	(20)	—

Cash flows from financing activities
ESOP Exercised	10	—
Increase/(decrease) in short term borrowing	(500)	—
Increase/(decrease) in convertible note	—	2,605
Increase in paycheck protection program loan	—	1,069
Net cash provided by/(used in) financing activities	(490)	3,673

Net increase (decrease) in cash and cash equivalents	(208)	1,615

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	1,770	$1,403
Cash and cash equivalents at the end of the period	$1,562	$3,017

Supplementary disclosure of cash flows information
Interest	16	95
Income taxes	21	3

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

1) Organization and Description of Business

Healthcare Triangle Inc. (“the Company”) was incorporated under the laws of the State of Nevada on October 29, 2019, and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (‘HCLS”) industry. On January 1, 2020, the Company acquired the Life Sciences Business of SecureKloud Technologies Inc. (“Parent”) and on May 8, 2020, the Company acquired Cornerstone Advisors Group LLC (Healthcare Business) from its Parent.

Company  reinforces healthcare progress through breakthrough technology and extensive industry know-how. Company support healthcare providers and payors, hospitals and pharma/life sciences organizations in their effort to improve health outcomes by enabling the adoption of new technologies, data enlightenment, business agility and accelerate responding to immediate business needs and competitive threats. The highly regulated HCLS industry turn to Company for expertise in digital transformation on the cloud, security and compliance, develops, data lifecycle management, healthcare interoperability, clinical and business performance optimization.

Company concentrates on accelerating value to the three healthcare sectors:

1.	Pharmaceutical companies, which require improved efficiencies in the clinical trial process. Company modernizes their IT infrastructure to advance the clinical trial process to drug discovery and delivery.
2.	Hospitals and health systems, which face interoperability challenges as mergers, acquisitions and partnerships drive increasing need for integrated healthcare infrastructures. Company's health IT expertise optimizes providers' enterprise digital structure needs connecting disparate systems and applying analytics capabilities.
3.	Life sciences, payers and all healthcare organizations must protect and secure personal health information (PHI), a regulatory compliance mandate that Company addresses and manages for its customers.

As an organization with the deep-rooted cloud expertise, Company’s technology significantly relies on Big Data, Analytics, DevOps, Security/Compliance, Identity Access Management (IAM), Machine Learning (ML), Artificial Intelligence (AI), Internet of Things (IoT) and Blockchain.

On December 10, 2021, we aqcquired our wholly-owned subsidiary Devcool Inc. (“Devcool”) for a purchase price of $7.7 million, subject to certain earnout conditions. Devcool was incorporated under the laws of the State of California on September 25, 2016. Devcool solves complex technology problems and delivers innovation to healthcare industry. The Company has successfully implemented projects for top healthcare insurance companies and hospitals across United States of America.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

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

Impact of the COVID-19 Pandemic

COVID-19 has created uncertainty for our employees, members, and customers. We consider the impact of the pandemic on our business by evaluating the health of our operations, any changes to our revenue outlook, and the degree to which interest in Company’s solutions have evolved during these unprecedented times. We measure our performance through several key metrics; and as gauged these performance metrics, service levels have been high, and customer engagement and satisfaction have remained strong through these tough times. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our marketing efforts, and any reduction in spending by our customers, all of which are uncertain and cannot be predicted. We have a diverse set of customers, while some have faced headwinds, others have experienced growth. Because of COVID-19, Healthcare and Life Sciences organizations are accelerating research, rethinking patient care, and maintaining clinical and operational continuity during this unprecedented time for the global health system. COVID-19 has necessitated the adoption of digital communication channels and remote working technology within the Healthcare and Life Sciences industry at a rapid pace and our proprietary platforms and solutions addresses these challenges. Our business is focused on providing digital platform solutions to healthcare organizations and it is our mission to adequately address COVID-19 challenges for the benefit of our customers and society in general. As a result, consumers have better personal care, convenience, and value. COVID-19 is expected to drive increased utilization of technology during and after the pandemic, and such shift to a virtual approach creates a unique opportunity for our business to shape the new virtual-oriented experiences of businesses through our cloud technology and services and our value proposition resonates with a broader audience of companies as they turn their focus to safely reopening their workplaces and managing the ongoing health and well-being of employees and their families.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

2) Summary of Significant Accounting Policies

Basis of consolidated financial statements

The accompanying condensed consolidated financial statements include the accounts of Healthcare Triangle and its wholly owned subsidiary. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying statements of operations include expenses for certain functions historically performed by the Parent company, including general corporate services, such as legal, accounting, treasury, information technology, human resources and administration. These expenses are based primarily on direct usage when identifiable, direct capital expenditures or other relevant allocations during the respective periods. We believe the assumptions underlying the accompanying condensed consolidated financial statements, including the assumptions regarding these expenses from this related party, are reasonable. Actual results may differ from these expenses, assumptions and estimates. The amounts recorded in the accompanying condensed consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had we been a separate independent entity.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2021 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2022, the results of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

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

Schedule of operating segment

	Three months Ended March 31,		Changes
	2022	2021	Amount	%
Software Services	$5,456	$2,725	$2,731	100%
Managed Services and Support	4,269	4,226	43	1%
Platform Services	1,331	1,002	329	33%
Revenue	$11,056	$7,953	$3,103	39%

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

Operating profit by Operating Segment

	Three months Ended March 31,		Changes
	2022	2021	Amount	%
Software Services	$(199)	$468	$(667)	(143)%
Managed Services and Support	1,254	889	365	41)%
Platform Services	(572)	(268)	(304)	(113)%
Total segment operating profit	483	1,089	(606)	(56)%
Less: unallocated costs	2,457	1,805	652	(36)%
Income/(loss) from operations	(1,974)	(716)	(1,258)	(176)%
Interest expense	16	95	(79)	(83)%
Net income (loss) before income tax expenses	$(1,990)	$(811)	$(1,179)	(145)%

Revenue from top 5 customers

Three Months Ended March 31,  2022

Schedule of concentration

Customer	Amount	% of Revenue
Customer 1	$3,833	35%
Customer 2	1,965	18%
Customer 3	966	9%
Customer 4	899	8%
Customer 5	$623	6%

Three Months Ended March 31,  2021

Customer	Amount	% of Revenue
Customer 1	$4,252	53%
Customer 2	891	11%
Customer 3	856	11%
Customer 4	349	4%
Customer 5	$283	4%

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

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

Source and Timing of revenue

Schedule of revenue
	Three months Ended March 31,		Changes
	2022	2021	Amount	%
Software Services	$5,456	$2,725	$2,731	100%
Managed Services and Support	4,269	4,226	43	1%
Platform Services	1,331	1,002	329	33%
Revenue	$11,056	$7,953	$3,103	39%

Timing of Revenue Recognition quarter ended March 31, 2022 and March 31, 2021.

	Three months Ended March 31,

	Software Services		Managed Services		Platform Services		Total Revenue
	2022	2021	2022	2021	2022	2021	2022	2021
Timing of Revenue Recognition
Transferred to a point of time	$5,456	$2,725	$—	$—	$1,331	$1,002	$6,787	$3,727
Transferred over time	—	—	4,269	4,226	—	—	4,269	4,226
Total Revenue	$5,456	$2,725	$4,269	$4,226	$1,331	$1,002	$11,056	$7,953

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

The beginning and ending contract balances were as follows:

Schedule of receivables and contract liabilities
	March 31, 2022	December 31, 2021
Accounts Receivable	6,739	9,672

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the quarter ended March 31, 2022 the Company did not provided an allowance for uncollectible accounts and year ended December 31, 2021 the Company did not provide allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

The Company’s quarterly goodwill impairment test resulted in no impairment charges in the quarter ended March 31, 2022 and 2021.

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred and classified under research and development expenses until technological feasibility has been established, at which time any additional costs would be capitalized. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Software development costs charged to expense for the quarter ended March 31, 2022, and 2021 was $222 and $379 respectively.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

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

Valuation of Contingent Earn-out Consideration.

Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

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

Schedule of balance sheet
	March 31, 2022
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant Liabilities			$55	$55
Acquisition-related contingent consideration	—	—	$2,226	$2,226

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended March 31, 2022 and 2021 were Nil.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended March 31, 2022 and 2021 sales to top five customers accounted for approximately 76% and 83% of total revenue respectively. For the quarter ended March 31, 2022 and year ended December 31, 2021 accounts receivable from five major customers accounted for approximately 65% and 73% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through March 31, 2022) per institution.

As of March 31, 2022 and December 31, 2021, the Company had $816 and $719 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

4) Property and Equipment

Property and equipment consisted of the following:

Schedule of property and equipment
	March 31, 2022	December 31, 2021
Furniture and Equipment	$102	$80
Less: Accumulated depreciation	(12)	(6)
Net Fixed Assets	$90	$74

Depreciation expenses for the quarter ended March 31, 2022, and March 31, 2021 were $8 and $4 respectively.

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

Intangible assets consist of the following:

Schedule of intangible assets
	March 31, 2022	December 31, 2021
Customer relationships	$8,667	$8,667
Intellectual property	4,050	4,050
Product development	477	477
	13,194	13,194
Accumulated amortization	(3,396)	(2,736)
Net Intangible Assets	$9,798	$10,458

Amortization expense for the quarter ended March 31, 2022 and March 31, 2021 were $660 and $206 respectively. This amortization expense relates to capitalized software expenses, intellectual property, and customer lists.

Schedule of intangibles asset useful life

Nature of Intangibles	Useful Life
Customer relationships	5 years
Intellectual property	5 years
Product development	5 years

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next six years are as follows:

Schedule of amortization expense

March 31,
2022	$1,979
2023	1,957
2024	1,814
2025	1,814
2026	1,814
2027	420
Total	$9,798

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

The Company is currently operating from two office locations leased by its Parent. The Company does not have any signed lease agreement(s) to its name. The Company’s principal facility is located in Pleasanton, CA and has another facility in East Brunswick, NJ. The lease expires in 2023. Rent expense was $48 and $18 for the three months ended March 31, 2022, and 2021 respectively.

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

The components of lease expenses were as follows.

Schedule of lease expenses

Particulars	March 31, 2022	December 31, 2021
Opening Balance	$176	$—
Additions		344
Finance cost accrued during the year	4	13
Payment of lease liability	48	181
Closing Balance	$132	$176

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

Supplemental balance sheet information related to leases was as follows:

Schedule of balance sheet related to leases

Three Months Ended March 31, 2022
Leases
ROU assets	$129
Lease liabilities, included in current liabilities	132
Lease liabilities, included in long-term liabilities	—
Total lease liabilities	$132

Supplemental cash flow and other information related to leases was as follows:

Schedule of cash flow related to leases
Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from leases	$43
ROU assets obtained in exchange for lease liabilities:	344
Leases
Weighted average remaining lease term (in months):	12
Weighted average discount rate:	4.75%

Total future minimum payments required under the lease obligations as of March 31, 2022 are as follows:

Schedule of future minimum payments

2022	$181
Total Lease payments	181
Less: Amount Representing Interest	(13)
Total lease obligation	$168

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

The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received shared services amounting to $222 and $379 for the quarter ended March 31, 2022, and 2021 respectively .The Company has paid for this services during the quarter.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $43 and $18 for the quarter ended March 31, 2022, and 2021 respectively.

The balance receivable from related parties as of March 31, 2022, was $1,267 and for the year ended December 31, 2021 was $816. The amount represents advance payment towards project related services.

8) Business Combination

Effective May 8, 2020, the Company acquired the entire equity of Cornerstone Advisory Services LLC in exchange for a promissory note. In accordance with the terms of the Equity Purchase Agreement dated May 8, 2020, the Company acquired 100% of the equity of Cornerstone Advisory Services LLC for a total consideration of $7,000. The total purchase price of $7,000 was allocated to net working capital of $4,700 and intangibles of $2,300, taking into consideration projected revenue from the acquired list of Subsidiary’s customers over a period of five years.

Acquisition of Devcool, Inc.

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

The aggregate purchase price for the acquisition of Devcool Inc was $777,293 consisting of;

1. $4,500 payable to the Seller in cash on the Closing Date;

2. $700 worth of equity of the Company’s common stock (the “Common Stock”) whereby the number of shares of common stock issuable to Mr. Deokule will be calculated by dividing $700 by the volume weighted average price of the Company’s common stock as reported by Bloomberg Financial Markets or if Bloomberg Financial Markets is not then reporting such prices, by a comparable reporting service of national reputation (“VWAP”) for the 20 trading days immediately prior to the closing date of the Transaction. Such shares of common stock were issued as follows:

a) 209,295 shares of unvested Common Stock were issued to the Seller, which shall vest upon Devcool meeting one of two gross revenue targets set forth in the Share Purchase Agreement; and

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

b) 83,718 shares of unvested Common Stock were issued as retention bonus to certain key personnel of Devcool to be retained by Devcool post-Closing (the “Retention Personnel”), subject to the Retention Personnel continuing to perform services to Devcool (or its affiliates) up to and through the second anniversary of the closing date, which shares shall vest equally monthly on the corresponding day of the closing date over a period of 24 successive months; and

3. A sum of up to $2,500 as post-closing earnout payment (the “Earnout”), subject to Devcool’s achievement of the applicable yearly earnout targets set forth in the Share Purchase Agreement, which Earnout shall be payable as follows:

a) up to $250 worth of Common Stock (calculated based on the average of the VWAPs for the 20 trading days immediately prior to December 31, 2022) issuable to SD or the Seller as SD’s nominee for achievement of the Year 1 Equity Earnout (as defined in Annexure B to the Share Purchase Agreement);

b) up to $1,000 payable to the Seller or its nominees in cash upon achieving the Year 1 Cash Earnout; and

c) up to $250 worth of Common Stock (calculated based on the average of the VWAPs for the 20 trading days immediately prior to December 31, 2023) issuable to SD or the Seller as SD’s nominee for achievement of the Year 2 Equity Earnout (as defined in Annexure B to the Share Purchase Agreement).

d) up to $1,000 payable to the Seller or its nominees in cash upon achieving the Year 2 Cash Earnout; and

4. The Company also issued the Seller a secured non-interest-bearing promissory note in the principal amount of $2,209 that matures on April 30, 2022 (the “Note”) that reflects an amount owed to the Seller by the Company equal to the difference between the amount of accrued and outstanding accounts receivable on the Closing Date less the amount of accrued and outstanding accounts payable on the Closing Date. The Company has repaid $500 during the quarter ended March 31, 2022 the balance amount outstanding as of March 31, 2022 is $1,709.

Based on the preliminary purchase price allocation, we recorded $1,289 of goodwill which is not tax deductible.

Presented below is the summary of the foregoing acquisitions

Allocation of purchase price

Schedule of allocation of purchase price

Asset Component	March 31, 2022
Intangible Assets	$6,018
Goodwill	1,289
Working Capital	—
Current Assets
Cash	970
Accounts Receivables	3,142
Other Current Assets
11,419
Current Liabilities
Accounts Payable	758
Short term borrowing	2,209
Other Current liabilities	679
3,646
Net Working Capital Acquired	7,773
Total Purchase price	$7,773

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

9) Equity Transactions

The Company issued 100,000 shares towards services rendered for marketing event and 149,701 shares towards employee stock option and recognized expenses of $350 during the quarter ended March 31, 2022.

10) Debt Securities

A. Convertible Note

The Company during the period commencing December 29, 2020, and ending on February 10, 2021, entered into several Securities Purchase Agreements with certain investors pursuant to which we issued $4,244 of convertible notes (“Convertible Notes”) bearing interest at 10% per annum and warrants to purchase our common stock (“Warrants”). All of the Convertible Notes have been either repaid or converted into equity prior to December 31, 2021. Interest expenses on convertible note for the quarter ended March 31, 2022, 0 nil and $89 for March 31, 2021.

B. Common Stock Warrants

In connection with the issuance of Convertible Notes, the Company also issued Warrants to each holder of Convertible Notes which entitles the holder thereof to purchase a number of shares of our common stock equal to 50% of the number of shares that Convertible Note issued with such Warrant is convertible into at a price equal to $2.88 per share.

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

As of March 31, 2022, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants.

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

The Company has recognized cost of nil for the quarter ended March 31, 2022, and nil for the quarter ended March 31, 2021.

C. Payroll protection program loan

The company received Payroll protection program loan (PPP) 2nd tranche loan on February 9, 2021. The Company has recognized the interest cost at the rate of 1% per annum for the quarter ended March 31, 2022. The Company has applied for waiver to its lender and awaiting approval after which this amount shall be recognized as other income.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

D. Warrant Liability

The Company has allocated the proceeds from convertible note between promissory notes and warrants; as of March 31, 2022, the Company has reported a Warrant liability of $55 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Schedule of fair value of warrant liabilities

Fair value assumptions	March 31, 2022
Estimated fair value of common stock warrant	$1.23
Exercise price	$2.40
Expected volatility	45%-52%
Expected terms (in years)	2
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%

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

The components of the Company’s net deferred tax assets as of March 31, 2022 and December 31, 2021, were as follows (in thousands):

Schedule of deferred tax assets

	March 31, 2022	December 31, 2021
Deferred tax assets:
Net Operating loss carry forward	$537	$1,445
Stock-based compensation	(4)	(18)
Fair Value of Warrant	—	(15)
Total Deferred tax asset	533	1,412
Less: Valuation allowance	$(533)	$(1,412)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

Income tax expense (benefit) was computed as follows:

Schedule of income tax expense benefit

	March 31, 2022	March 31, 2021
Federal income tax	$—	$—
State income tax	21	3
Total Income taxes ,Current provision	21	3
Deferred Income taxes (benefit)	—	—
Total Income expenses/ (benefit)	$21	$3

The Company’s effective tax rate is 0% for the quarter ended March 31, 2022 and 0% and for the quarter ended March 31, 2021 The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

The Company files a consolidated federal tax return with its parent and records its share of the consolidated federal tax expense on a separate return basis. The Company’s current tax expense is nil. There is no liability in 2021 on account of losses.

The Company’s federal and state income tax returns are generally subject to possible examination by the taxing authorities until the expiration of the related statute of limitations on those tax returns which is generally three years from the original filing deadline.The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed.

12 New Accounting Pronouncements

i) ASU 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

(ii) ASU 2021-10—Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

13) Legal Matters

The Company is not involved in any action, arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal cost is expensed as incurred.

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

These assumptions used in the Black-Scholes option pricing model, other than the fair value of our common stock, are estimated as follows:

•	Expected volatility. Since a public market for our common stock did not exist prior to our IPO in October 2021 and, therefore, we do not have an extensive trading history of our common stock, we estimated the expected volatility based on the volatility of similar publicly-held entities (guideline companies) over a period equivalent to the expected term of the awards. In evaluating the similarity of guideline companies to us, we considered factors such as industry, stage of life cycle, size, and financial leverage. We intend to continue to consistently apply this process using the same or similar guideline companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our common stock becomes available.
•	Expected term. We estimate the expected term using the simplified method, as we do not have sufficient historical exercise activity to develop reasonable expectations about future exercise patterns and post-vesting employment termination behaviour. The simplified method calculates the average period the stock options are expected to remain outstanding as the midpoint between the vesting date and the contractual expiration date of the award.
•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities corresponding with the expected term of the option•
•	Expected dividend yield. We have never declared or paid any dividends and do not presently plan to pay dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

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

The Company, and Mr. Venkatachari entered into a four year employment agreement dated July 12, 2021 pursuant to which Mr. Venkatachari will perform the duties of the Company’s Chief Executive Officer and receive an annual base salary of $300, a signing bonus of vested options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.40 per share, 6,000 shares of Series A Super Voting Preferred Stock (which provide him with 1,000 votes per share), an annual cash bonus to be determined by the Compensation Committee of the board and other usual and customary perquisites. The employment agreement renews automatically for additional one-year terms until it is terminated, or a new mutually acceptable agreement is executed. In the event the agreement is terminated without cause by the Company or for “good reason” by Mr. Venkatachari, the Company will pay him severance equal to two years’ base salary, the vesting of any unvested options and the cash equivalent to all accrued and untaken vacation pay. Mr. Venkatachari is subject to certain post-employment restrictions on competition and solicitation of Company clients subject to applicable law.

Schedule of stock option activity

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Equity compensation plan total shares	4,000,000	$0.40	—	—	4,000,000
Granted
Incentive Stock Options (ISO)	1,131,500	$0.40	—	—	1,131,500
Non-Qualified Stock Options (NSO)	452,000	$0.40	—	—	452,000
Non-Qualified Stock Options (NSO) - Directors Stock Options	230,000	$0.40	—	—	230,000
Cancelled/expired	—	—	—	—	—
Balance outstanding as at December 31, 2021	1,813,500	—	—	—	1,813,500
Balance available under the plan as at December 31, 2021	2,186,500	—	—	—	2,186,500
Transferred back to plan	(157,927)	—	—	—	(157,927)
Balance outstanding as of March 31, 2022	2,028,573	—	—	—	2,028,573
Balance available under the plan as of March 31, 2022	1,971,427	—	—	—	1,971,427

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(In thousands except share and per share data)

The Company issued and valued options using the Black-Scholes model for all 2022 issuances with the following significant assumptions

Schedule of assumptions

Fair value assumptions	2022
Estimated fair value of common stock	$0.40
Exercise price	$0.40
Expected volatility	45%-52%
Expected terms (in years)	4
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%

The Company recognized compensation expenses related to ISO/NSO stock options of $14 during the three month ended March 31, 2022 and $14 for the three month ended March 31, 2021.

15) Defined Contribution Retirement Plan

The Company established the savings plan (hereinafter referred to as the “Plan”) to provide eligible employees with a means of deferring current compensation from income tax. This plan is offered to all employees who have attained twenty one years of age and have competed six consecutive months of service with the employer. The Company, at its discretion, may make matching contributions and/or elective contributions at the end of the year to eligible participants. The Company has not made any matching contributions for the quarter ended March 31, 2022.

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

Schedule of earning per shares
	Three Months Ended March 31,
	2022	2021
Net income attributable to common stockholders	$(2,011)	$(814)
Weighted average shares outstanding used in basic per common share computations	35,507,184	29,318,750
Basic EPS	$(0.057)	$(0.028)
Diluted EPS	$(0.057)	$(0.028)

17) Subsequent Events

For the quarter ended March 31, 2022, the Company has evaluated subsequent events through May 16, 2022 the date, which the financial statements were available to be issued. No reportable subsequent events have occurred through May 16, 2022, which would have a significant effect on the financial statements as of March 31, 2022.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto, and the consolidated financial statements and the related notes thereto all included elsewhere in this prospectus. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward looking statements as a result of various factors, including those discussed below and elsewhere in this report, and in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” contained in the Company’s final prospectus for its initial public offering filed with the Securities and Exchange Commission (‘SEC”).

Overview

Healthcare Triangle, Inc. (the “Company”) is a leading healthcare information technology company focused on advancing innovative, industry-transforming solutions in the areas of cloud services, data science, professional and managed services for the Healthcare and Life Sciences industry. The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its s Life Sciences business to us. As of March 31, 2022, we had a total of 73 full time employees, 261 sub-contractors, including 170 certified cloud engineers, 104 Epic Certified EHR experts and 19 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the quarter ended March 31, 2022, we generated revenues of approximately $11.1 million compared to revenue of $7.9 million for the quarter ended March 31, 2021 which represents an increase of $3.1 million or 39% compared to the previous year. Our approach leverages our proprietary technology platforms, extensive industry knowledge, and healthcare domain expertise to provide solutions and services that reinforce healthcare progress. Through our platform, solutions, and services, we support healthcare delivery organizations, healthcare insurance companies, pharmaceutical, and Life Sciences, biotech companies, and medical device manufacturers in their efforts to improve data management, develop analytical insights into their operations, and deliver measurable clinical, financial, and operational improvements. We offer a comprehensive suite of software, solutions, platforms, and services that enables some of the world’s leading healthcare and pharma organizations to deliver personalized healthcare, precision medicine, advances in drug discovery, development and efficacy, collaborative research and development, respond to real-world evidence, and accelerate their digital transformation. We combine our expertise in the healthcare technology domain, cloud technologies, DevOps and automation, data engineering, advanced analytics, AI/ML, IoT, security, compliance, and governance to deliver platforms and solutions that drive improved results in the complex workflows of Life Sciences, biotech, healthcare providers, and payers. Our differentiated solutions, enabled by our intellectual property and delivered as a service, provide advanced analytics, data science applications, and data aggregation in these highly regulated environments in a more compliant, secure, and cost-effective manner to our customers. Our deep expertise in healthcare allows us to reinforce our clients’ progress by accelerating their innovation. Our healthcare IT services include Electronic Health Records (EHR) and software implementation, optimization, extension to community partners, as well as application managed services, and backup and disaster recovery capabilities on public cloud. Our 24x7 managed services are used by hospitals and health systems, payers, Life Sciences, and biotech organizations in their effort to improve health outcomes and deliver deeper, more meaningful patient and consumer experiences. Through our services, our customers achieve a return on investment in their technology by delivering measurable improvements. Combined with our software and solutions, our services provide clients with an end-to-end partnership for their technology innovation.

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

Impacts of the COVID-19 Pandemic

COVID-19 has created uncertainty for our employees, members, and customers. We consider the impact of the pandemic on our business by evaluating the health of our operations, any changes to our revenue outlook, and the degree to which interest in Company’s solutions have evolved during these unprecedented times. We measure our performance through several key metrics; and as gauged these performance metrics, service levels have been high, and customer engagement and satisfaction have remained strong through these tough times. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our marketing efforts, and any reduction in spending by our customers, all of which are uncertain and cannot be predicted. We have a diverse set of customers, while some have faced headwinds, others have experienced growth. Because of COVID-19, Healthcare and Life Sciences organizations are accelerating research, rethinking patient care, and maintaining clinical and operational continuity during this unprecedented time for the global health system. COVID-19 has necessitated the adoption of digital communication channels and remote working technology within the Healthcare and Life Sciences industry at a rapid pace.

We believe our proprietary platforms and solutions addresses these challenges. Our business is focused on providing digital platform solutions to healthcare organizations and it is our mission to adequately address COVID-19 challenges for the benefit of our customers and society in general. As a result, consumers have better personal care, convenience, and value. We believe that COVID-19 is expected to drive increased utilization of technology during and after the pandemic, and such shift to a virtual approach creates a unique opportunity for our business to shape the new virtual-oriented experiences of businesses through our cloud technology and services and our value proposition resonates with a broader audience of companies as they turn their focus to safely reopening their workplaces and managing the ongoing health and well-being of employees and their families.

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

Mix of solutions and software services revenues

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

General and Administrative

Our general and administrative expenses consist primarily of employee-related expenses including salaries, benefits, discretionary incentive compensation, employment taxes, severance, and stock-based compensation expenses, for employees who are responsible for management information systems, administration, human resources, finance, legal, and executive management. The general and administrative expenses also include occupancy expenses (including rent, utilities, and facilities maintenance), professional fees, consulting fees, insurance, travel, contingent consideration, transaction costs, integration costs, and other expenses. Our general and administrative expenses exclude depreciation and amortization.

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

Pay-check Protection Program

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended March 31,
	2022	% Sales	2021	% Sales
	(In thousands)		(In thousands)
Revenue	$11,056	100%	$7,953	100%
Cost of Revenue (exclusive of depreciation /amortization)	8,162	74%	5,773	73%
Research & Development	1,066	10%	757	10%
Sales and Marketing	1,740	16%	668	8%
General and Administrative	1,351	12%	1,260	16%
Depreciation and Amortization	711	6%	211	3%
Interest expense	16	0%	95	1%
Income tax expense	21	0%	3	0%
Net income	$(2,011)	(18)%	$(814)	(10)%

Three Months Ended March 31, 2022 and March 31, 2021

Revenue from operations

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Revenue	$11,056	$7,953	$3,103	39%

Revenue increased by $3 million, or 39% to $11.1 million for the quarter ended March 31, 2022, as compared to $8 million for the quarter ended March 31, 2021. Revenue from Software Services and Platform services has increased resulting in net increase in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as IT cloud hosting and support call for services on a continuous basis and allow for strengthening of client relationships which can lead to additional engagements from the client. The Company is determined to focus on increasing the Managed Services & Support and Platform Services revenue to enhance our relationship and long-term engagement with our customers. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue.

Our top 5 customers accounted for 76% in quarter ended March 31, 2022, and 83% in during quarter ended March 31, 2021, respectively.

The following table has the breakdown of our revenues for the quarter ended March 31, 2022, and 2021 for each of our top 5 customers. Two of the top 5 customers in 2022 are not the same for 2021.

Top Five Customers Revenue for three months ended March 31, 2022 and 2021.

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$3,833	35%
Customer 2	1,965	18%
Customer 3	966	9%
Customer 4	899	8%
Customer 5	$623	6%

2021

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$4,252	53%
Customer 2	891	11%
Customer 3	856	11%
Customer 4	349	4%
Customer 5	$283	4%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$3,014	$728	$2,286	314%
Managed Services and Support	819	3,007	(2,188)	(73%)
Platform Services	—	517	(517)	(100%)
Total Revenue	$3,833	$4,252	$(419)	(10%)

The Customer 1 mentioned in 2022 is different from customer 1 mentioned in 2021. Customer 1 in 2021 is categorized as customer 2 in 2022.

Revenue from Customer 1 decreased by $0.4 million, or 10% to $3.8 million for the quarter ended March 31, 2022, as compared to $4.2 million for the quarter ended March 31, 2021. Software services revenue increased by $2.2 million or 314% to $3 million for the quarter ended March 31, 2022, as compared to $0.7 million for the quarter ended March 31, 2021. Managed Services and Support revenue decreased by $2.1 million, or 73% to $0.8 million for the quarter ended March 31, 2022, as compared to $3 million for the quarter ended March 31, 2021. Revenue from Platform Services decreased by $0.5 million, or 100% to nil for the quarter ended March 31, 2022, as compared to $0.5 million for the quarter ended March 31, 2021.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Cost of Revenue (exclusive of depreciation /amortization)	$8,162	$5,773	$2,390	41%

Cost of revenue, excluding depreciation and amortization increased by $2.3 million, or 41%, to $8.2 million for the quarter ended March 31, 2022, as compared to $5.7 million for the quarter ended March 31, 2021.

Research and Development

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Research & Development	$1,066	$757	$309	41%

Research and Development expenses increased by $0.3 million, or 41% to $1 million for the quarter ended March 31, 2022, as compared to $0.7 million for the quarter ended March 31, 2021, this is primarily due to higher investments made to make our platforms available in the marketplace.

Sales and Marketing

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Sales and Marketing	$1,740	$668	$1,072	161%

Sales and Marketing expenses increased by $1 million, or 161% to $1.7 million for the quarter ended March 31, 2022, as compared to $0.7 million for the quarter ended March 31, 2021, this is primarily due to stock compensation expenses and investor conferences.

General and Administrative

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
General and Administrative	$1,351	$1,260	$91	7%

General and Administrative expenses increased by $0.1 million, or 7 % to $1.3 million for the quarter ended March 31, 2022, as compared to $1.2 million for the quarter ended March 31, 2021, this is primarily due increase in professional fee.

Depreciation and amortization

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$711	$211	$500	237%

Depreciation and amortization expenses increased by $0.5 million, or 237% to $0.7 million for the quarter ended March 31, 2022, as compared to $0.2 million for the quarter ended March 31, 2021.The increase in depreciation and amortization expenses is on account of acquisition of Intangibles at the time of acquisition of Devcool Inc.

Interest expense

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Interest expense	$16	$95	$(79)	(83%)

Interest expenses decreased by $0.08 million, or 83% to $0.02 million for the quarter ended March 31, 2022, as compared to $0.1 million for the quarter ended March 31, 2021, this is primarily due to interest on convertible note in 2021 this was subsequently converted into equity at the time of IPO. The interest expenses during the current quarter represents interest accrued on PPP loan.

Provision for Income Taxes

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Income tax expense	$21	$3	$18	590%

Income tax expenses increased by $0.02 million, or 590% to $0.02 million for the quarter ended March 31, 2022, as compared to $0.003 million for the quarter ended March 31, 2021.This represent state taxes.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We currently provide our services and manage our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$5,456	$2,725	$2,731	100%
Managed Services and Support	4,269	4,226	43	1%
Platform Services	1,331	1,002	329	33%
Revenue	$11,056	$7,953	$3,103	39%

Revenue from Software Services increased by $2.7 million, or 100% to $5.4 million for the quarter ended March 31, 2022, as compared to $2.7 million for the quarter ended March 31, 2021. Income from Software services increased on account of acquisition of Devcool Inc. The total customers serviced during the quarter ended March 31, 2022, increased to 38 from 28 for the quarter ended March 31, 2021. Revenue from Managed Services and Support decreased by $0.1 million, or 1% to $4.3 million for the quarter ended March 31, 2022, as compared to $4.2 million for the quarter ended March 31, 2021. The revenue from Managed Services and Support revenue has remained the same. Revenue from Platform Services increased by $0.3 million, or 33% to $1.3 million for the quarter ended March 31, 2022, as compared to $1 million for the quarter ended March 31, 2021.

Factors affecting revenues of Software Services, Managed Services and Support and Platform Services

Our strategy is to achieve meaningful long-term revenue growth through sales of Managed Services and Support and Platform Services to existing and new clients within our target market. In order to increase our cross-selling opportunity between our operating segments and realize long time revenue growth, our focus has shifted more towards Managed Services and Support and Platform Services which is of recurring nature when compared to Software Services segment which is of non-recurring nature. This also helps in retaining existing customers by leveraging our Managed Services and Support and Platform Services as a growth agent. This renewed focus on driving demand for subscription and platform-based model will help us in expanding our customer base and enhance customer retention which is a challenge for our existing Software Services segment. Software Services contracts are driven by Time and Material and on-site employees delivering services at customers location. This has been impacted due to COVID-19 restrictions in employee’s travel.

Our CloudEz, DataEz and Readabl.ai platforms are getting more traction, and this will lead to increase in revenue from platform services. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue. We expect this trend to continue and have a net positive impact on overall results of operations.

Cost of Revenue

	Three Months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$4,310	$1,923	$2,387	124%
Managed Services and Support	3,015	3,337	(322)	(10%)
Platform Services	837	513	324	63%
Cost of Revenue	$8,162	$5,773	$2,390	41%

Cost of Revenue from Software Services increased by $2.4 million, or 124% to $4.3 million for the quarter ended March 31, 2022, as compared to $1.9 million for the quarter ended March 31, 2021. The increase in cost of Software Services is due to higher Software Services revenue. Cost of Revenue from Managed Services and Support decreased by $0.3 million, or 10% to $3 million for the quarter ended March 31, 2022, as compared to $3.3 million for the quarter ended March 31, 2021. Cost of Revenue from Platform Services increased by $0.3 million, or 63% to $0.8 million for the quarter ended March 31, 2022, as compared to $0.5 million for the quarter ended March 31, 2021.

Segment operating profits by reportable segment were as follows:

	Three months Ended March 31,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$(199)	$468	$(667)	(143%)
Managed Services and Support	1,254	889	365	41%
Platform Services	(572)	(268)	(304)	(113%)
Total segment operating profit	483	1,089	(606)	(56%)
Less: unallocated costs	2,457	1,805	652	(36%)
Income/(loss) from operations	(1,974)	(716)	(1,258)	(176%)
Interest expense	16	95	(79)	(83%)
Net income (loss) before income tax expenses	$(1,990)	$(811)	$(1,179)	(145%)

Operating loss from Software Services increased by $0.7 million, or 143% to $(0.2) million for the quarter ended March 31, 2022, as compared to operating profit of $0.5 million for the quarter ended March 31, 2021. Operating profit from Managed Services and Support increased by $0.3 million, or 41% to $1.2 million for the quarter ended March 31, 2022, as compared to $0.9 million for the quarter ended March 31, 2021. Operating loss from Platform Services increased by $(0.3) million, or 113% to $(0.6) million for the quarter ended March 31, 2022, as compared to $(0.3) million for the quarter ended March 31, 2021.

Liquidity and Capital Resources

Liquidity

The current ratio measures a company's ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company's liquidity position. A good current ratio is between 1.2 to 2 which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the three months ended March 31, 2022, financial statement is 1.7 compared to 1.9 for the financial year ended December 31, 2021.

The Company’s current debt equity ratio, based on the three months ended March 31, 2022, financial statement is 0.20, for the quarter ended March 31, 2022, compared to 0.21 for the quarter ended December 31, 2021. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

Sources of Liquidity

As of March 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $1.5 million. We believe that our cash and cash equivalents as of March 31, 2022, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

	As of March 31, 2022	As of March 31, 2021
	(In thousands)
Cash and cash equivalents	$1,562	$3,017
Short-term investments	—	—
Total cash, cash equivalents and short-term investments	$1,562	$3,017

As of March 31, 2022, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totalling $1.5 million.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	As of March 31, 2022	As of March 31, 2021
	(In thousands)
Cash flows provided by operating activities	$302	$(2,058)
Cash flows used in investing activities	(20)	—
Cash flows provided by financing activities	(490)	3,673
Net increase in cash and cash equivalents	$(208)	$1,615

Operating Activities

Cash provided by operating activities during the quarter ended March 31, 2022 was $0.3 million compared to $(2.0) million for the quarter ended March 31, 2021. The increase in cash flows from operating activities was mostly due to an increase in cash collected from our customers.

Investing Activities

Net cash used in investing activities was $(0.02) million for the quarter ended March 31, 2022, and nil for the quarter ended March 31, 2021. The increase was on account of purchase of IT equipments.

Financing Activities

Cash (outflow)/inflow from financing activities was $(0.5) million for the quarter ended March 31, 2022 and $3.6 million for the quarter ended March 31, 2021. The company repaid part of the loan availed at the time of acqisiton of Devcool Inc in December 2021. During the previous period, the company raised convertible note of $3.6 million which was subsequently converted into equity at the time of IPO.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K , filed with the SEC on March 8, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.4	Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.5	Series A Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
4.1	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.1	Appointment Letter Agreement between the Company and Jeffrey S. Mathiesen, dated March 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on April 01, 2022).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

+ Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRIANGLE, INC.

Date: May 16, 2022	/s/ Suresh Venkatachari
Suresh Venkatachari

Date: May 16, 2022	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran

