Form 10-Q
period 2022-06-30
Healthcare Triangle, Inc.
filed 2022-08-08
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-40903

HEALTHCARE TRIANGLE, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3559776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 Stoneridge Drive, Suite 220 Pleasanton, CA	94588
(Address of principal executive officer)	(Zip Code)

(925) 270-4812
(Registrant’s telephone number, including area code)

Title of each class	Ticker Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	HCTI	The Nasdaq Stock Market LLC

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

Yes ☐  No ☒

As of August 05, 2022, 39,466,671 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial statements

HEALTHCARE TRIANGLE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$1,363	$1,770
Accounts receivable	6,547	9,672
Other current assets	668	362
Total current assets	8,578	11,804
Property and equipment, net	81	74
Operating lease right-of-use assets	86	172
Intangible assets, net	11,005	10,458
Goodwill	1,289	1,289
Due from affiliates	1,350	816
Total assets	$22,389	$24,613

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,270	$1,873
Warrant Liability	55	55
Payroll protection program loan	—	1,069
Short term borrowing	3,212	2,209
Operating lease liabilities	86	176
Other current liabilities	1,433	869
Total current liabilities	6,056	6,251

Long-term liabilities
Contingent Consideration	2,227	2,227
Total current and long-term liabilities	8,283	8,478

Stockholders' equity
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	0	0
Common stock, par value $0.00001; 100,000,000 authorized 35,536,671 and 35,260,834 shares issued and outstanding as of June 30, 2022 and December 31, 2021 respectively	0	0
Additional paid-in capital	19,186	18,799
Retained earnings	(5,080)	(2,664)
Total stockholders' equity	14,106	16,135
Total liabilities and stockholders' equity	$22,389	$24,613

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$11,588	$10,050	$22,644	$18,003

Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,429	6,704	16,591	12,477
Operating expenses
Research and development expenses	646	813	1,712	1,571
Sales and Marketing	1,651	805	3,391	1,473
General and Administrative	1,451	1,048	2,802	2,308
Depreciation and amortization	844	211	1,555	422
Total operating expenses	4,592	2,878	9,460	5,774
Net Operating income / (loss) before other income / (expenses)	(1,433)	469	(3,407)	(248)
Other income / (expenses)

Other income (PPP loan forgiveness)	1,087	—	1,087	—
Interest expense	(58)	(164)	(74)	(259)
Total other income / (expenses)	1,029	(164)	1,013	(259)

Net income / (loss) before income tax expenses	(404)	305	(2,394)	(507)

Federal income tax	—	—	—	—
State income tax	(1)	(1)	(22)	(4)
Total income tax (expense) / benefit	(1)	(1)	(22)	(4)

Net income / (loss)	$(405)	$304	$(2,416)	$(511)

Net income per common share—basic	(0.01)	0.01	(0.07)	(0.02)
Net income per common share—diluted	(0.01)	0.01	(0.07)	(0.02)

Weighted average shares outstanding used in per common share computations:
Basic	35,484,290	29,579,405	35,484,290	29,579,405
Diluted	35,484,290	29,579,405	35,484,290	29,579,405

The accompanying notes are an integral part of these consolidated financial statements.

 HEALTHCARE TRIANGLE, INC.

  Consolidated Statements of Changes in Stockholders' Equity (In thousands, except shares)

	Preferred stock		Common stock
	Shares		Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
Three Months Ended June 30, 2022 and 2021:
Balance at March 31, 2022	6,000	—	35,536,671	$0	$19,174	$(4,675)	$14,499
Stock compensation expenses					12		12
Net loss		—		—	—	(405)	(405)
Balance at June 30, 2022	6,000	—	35,536,671	$0	$19,186	$(5,080)	$14,106

Balance at March 31, 2021	—	—	29,318,750	$0	$1,624	$2,471	$4,095
Stock compensation expenses	—				14		14
Shares issued for services	—		80,000	0	32		32
Net profit	—	—		—	—	304	304
Balance at June 30, 2021	—	—	29,398,750	$0	$1,670	$2,775	$4,445

Six Months Ended June 30, 2022 and 2021:
Balance at December 31, 2021	6,000	—	35,260,834	$0	$18,799	$(2,664)	$16,135
Stock compensation expenses					27	—	27
Cash collected on common stock options			26,136	0	10	—	10
Shares issued for services			249,701	0	350	—	350
Net loss		—		—	—	(2,416)	(2,416)
Balance at June 30, 2022	6,000	—	35,536,671	$0	$19,186	$(5,080)	$14,106

Balance at December 31, 2020	—	—	27,900,000	$0	$1,042	$3,286	$4,328
Common share warrants							—
Shares issued for services			1,498,750	$0	600		600
Stock compensation expenses					28		28
Net Loss		—		—	—	(511)	(511)
Balance at June 30, 2021	—	—	29,398,750	$0	$1,670	$2,775	$4,445

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss)	$(2,416)	$(511)
Adjustment to reconcile net income / (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,555	422
Income from PPP	(1,069)	—
Common stock issued for services	350	599
Warrant fair valuation expenses	—	55
Stock compensation expenses	32	28
Changes in operating assets and liabilities:
(Increase) / decrease in:
Accounts receivable	3,125	(432)
Other current assets	(305)	(299)
Contract Asset / Unbilled Revenue	—	(1,318)
Due from related party	(534)	(381)
Increase / (decrease) in:
Accounts payable and accrued expenses	(603)	(1,909)
Deferred revenue	—	(31)
Other current liabilities	564	291
Payment of lease liability	(97)	—
Net cash provided by / (used in) operating activities	602	(3,486)

Cash flows from investing activities
(Purchase) / sale of property and equipment	(22)	(40)
Increase in intangible assets	(2,000)	—
Net cash provided by / (used in) investing activities	(2,022)	(40)

Cash flows from financing activities
ESOP Exercised	10	—
Increase / (decrease) in short term borrowing	1,003	—
Increase / (decrease) in convertible note	—	2,604
Increase in paycheck protection program loan	—	1,069
Net cash provided by / (used in) financing activities	1,013	3,673

Net increase / (decrease) in cash and cash equivalents	(407)	147

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	$1,770	$1,403
Cash and cash equivalents at the end of the period	$1,363	$1,550

Supplementary disclosure of cash flows information

Interest	74	259
Income taxes	22	4

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

On December 10, 2021, we acquired our wholly owned subsidiary Devcool Inc. (“Devcool”) for a purchase price of $7.7 million, subject to certain earnout conditions. Devcool was incorporated under the laws of the State of California on September 25, 2016. Devcool solves complex technology problems and delivers innovation to healthcare industry. The Company has successfully implemented projects for top healthcare insurance companies and hospitals across United States of America.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2021 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2022, the results of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the three months ended June 30, 2022 and 2021. The results of operations for the three months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

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

• the determination of the period of benefit for amortization of deferred costs

• the fair value of assets acquired, and liabilities assumed for business combinations.

• Share based compensation including warrants.

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

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term ‘‘chief operating decision maker’’ to be the Chief Executive Officer. The Chief Executive Officer along with the management team reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance.Accordingly, the Company has determined that it operates in three distinct reportable operating segments, and all required financial segments information can be found in the consolidated financial statements.

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

Revenue by Operating Segment
	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$6,585	$3,217	$3,368	105%
Managed Services and Support	3,903	5,304	(1,401)	(26%)
Platform Services	1,100	1,529	(429)	(28%)
Revenue	$11,588	$10,050	$1,538	15%

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$12,041	$5,941	$6,100	103%
Managed Services and Support	8,172	9,531	(1,359)	(14%)
Platform Services	2,431	2,531	(100)	(4%)
Revenue	$22,644	$18,003	$4,641	26%

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

Operating profit/(loss) by Operating Segment

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
Software Services	$(321)	$521	$(842)	(161%)
Managed Services and Support	1,284	1,441	(157)	(11%)
Platform Services	(212)	174	(386)	(222%)
Total segment operating profit	751	2,136	(1,385)	(65%)
Less: unallocated costs	2,184	1,667	(517)	(31%)
Income/(loss) from operations	(1,433)	469	(1,902)	(406%)
Other Income	1,087	—	1,087	100%
Interest expense	58	164	106	65%
Net income / (loss) before income tax expenses	$(404)	$305	$(709)	(232%)

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
Software Services	$(521)	$989	$(1,510)	(153%)
Managed Services and Support	2,538	2,328	210	9%
Platform Services	(784)	(94)	(690)	(734%)
Total segment operating profit	1,233	3,223	(1,990)	(62%)
Less: unallocated costs	4,640	3,472	(1,169)	(34%)
Income/(loss) from operations	(3,407)	(248)	(3,159)	(1,274%)
Other Income	1,087	—	1,087	100%
Interest expense	74	259	185	71%
Net income / (loss) before income tax expenses	$(2,394)	$(507)	$(1,887)	(372%)

Revenue from top 5 customers

Three Months Ended June 30,

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$4,517	39%
Customer 2	1,744	15%
Customer 3	920	8%
Customer 4	845	7%
Customer 5	$440	4%

2021

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$5,038	50%
Customer 2	1,450	14%
Customer 3	960	10%
Customer 4	651	6%
Customer 5	$471	5%
12

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

Six Months Ended June 30,

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$8,350	37%
Customer 2	3,709	16%
Customer 3	1,886	8%
Customer 4	1,744	8%
Customer 5	$912	4%

2021

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$9,291	52%
Customer 2	1,851	10%
Customer 3	1,799	10%
Customer 4	1,508	8%
Customer 5	$754	4%

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

Source and Timing of revenue

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$6,585	$3,217	$3,368	105%
Managed Services and Support	3,903	5,304	(1,401)	(26%)
Platform Services	1,100	1,529	(429)	(28%)
Revenue	$11,588	$10,050	$1,538	15%

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$12,041	$5,941	$6,100	103%
Managed Services and Support	8,172	9,531	(1,359)	(14%)
Platform Services	2,431	2,531	(100)	(4%)
Revenue	$22,644	$18,003	$4,641	26%

Timing of Revenue Recognition quarter ended June 30, 2022 and 2021.

	Three Months Ended June 30,

Timing of Revenue Recognition	Software Services		Managed Services		Platform Services		Total Revenue
	2022	2021	2022	2021	2022	2021	2022	2021
Transferred to a point of time	$6,585	$3,217	$—	$—	$1,100	$1,529	$7,685	$4,746
Transferred over time	—	—	3,903	5,304	—	—	3,903	5,304
Total Revenue	$6,585	$3,217	$3,903	$5,304	$1,100	$1,529	$11,588	$10,050

Timing of Revenue Recognition six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,

Timing of Revenue Recognition	Software Services		Managed Services		Platform Services		Total Revenue
	2022	2021	2022	2021	2022	2021	2022	2021
Transferred to a point of time	$12,041	$5,941	$—	$—	$2,431	$2,531	$14,472	$8,472
Transferred over time	—	—	8,172	9,531	—	—	8,172	9,531
Total Revenue	$12,041	$5,941	$8,172	$9,531	$2,431	$2,531	$22,644	$18,003

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deferred revenue (contract liabilities) on the Consolidated Balance Sheet. Amounts are billed as work progresses in accordance with agreedupon contractual terms, generally monthly upon achievement of contractual milestones. Generally, billing occurs after revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These deposits are liquidated when revenue is recognized.

The beginning and ending contract balances were as follows:

Schedule of receivables and contract liabilities
	June 30, 2022	December 31, 2021
Accounts Receivable	$6,547	$9,672

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the quarter ended June 30, 2022 and year ended December 31, 2021 the Company did not provide allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

The Company’s quarterly goodwill impairment test resulted in no impairment charges in the quarter ended June 30, 2022 and 2021.

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred and classified under research and development expenses until technological feasibility has been established, at which time any additional costs would be capitalized. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Software development costs charged to expense for the quarter ended June 30, 2022, and 2021 was $262 and $302 respectively.

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

Valuation of Contingent Earn-out Consideration

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

Earnings (Loss) Per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

Schedule of balance sheet
	June 30, 2022
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant Liabilities			$55	$55
Acquisition-related contingent consideration	—	—	$2,227	$2,227

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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended June 30, 2022 and 2021 were Nil.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended June 30, 2022 and 2021 sales to top five customers accounted for approximately 73% and 85% of total revenue respectively accounts receivable from five major customers accounted for approximately 67% and 73% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250 (valid through June 30, 2022) per institution.

As of June 30, 2022 and December 31, 2021, the Company had $737 and $719 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash

3)  Property and Equipment

Property and equipment consisted of the following:

Schedule of property and equipment
	June 30, 2022	December 31, 2021
Furniture and Equipment	$102	$80
Less: Accumulated depreciation	(21)	(6)
Net Fixed Assets	$81	$74

Depreciation expenses for the quarter ended June 30, 2022, and June 30, 2021 were $8 and $5 respectively.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

4)  Intangible Assets

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

Intangible assets consist of the following:

Schedule of intangible assets
	June 30, 2022	December 31, 2021
Customer relationships	$8,667	$8,667
Intellectual property	6,050	4,050
Product development	477	477
	15,194	13,194
Accumulated amortization	(4,189)	(2,736)
Net Intangible Assets	$11,005	$10,458

Amortization expense for the quarter ended June 30, 2022 and June 30, 2021 were $793 and $206 respectively. This amortization expense relates to capitalized software expenses, intellectual property, and customer lists.

Schedule of intangibles asset useful life

Nature of Intangibles	Useful Life
Customer relationships	5 years
Intellectual property	5 years
Product development	5 years

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next six years are as follows:

Schedule of amortization expense
June 30,
2022	$1,110
2023	2,201
2024	2,201
2025	2,201
2026	2,201
2027	1,100
Total	$11,005

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

5)  Leases

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

The Company is currently operating from two office locations leased by its Parent. The Company does not have any signed lease agreement(s) to its name. The Company’s principal facility is located in Pleasanton, CA and has another facility in East Brunswick, NJ. The lease expires in 2023. Rent expense was $48 and $54 for the three months ended June 30, 2022, and 2021 respectively.

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

The components of lease expenses were as follows.

Schedule of lease expenses

Particulars	June 30, 2022	December 31, 2021
Opening Balance	$176	$—
Additions		344
Finance cost accrued during the period	6	13
Payment of lease liability	96	181
Closing Balance	$86	$176

Supplemental balance sheet information related to leases was as follows:

Schedule of balance sheet related to leases

Three Months Ended June 30, 2022
Leases
ROU assets	$86
lease liabilities, included in current liabilities	86
lease liabilities, included in long-term liabilities	—
Total lease liabilities	$86

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

Total future minimum payments required under the lease obligations as of June 30, 2022 are as follows:

Schedule of cash flow related to leases
Three Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from leases	$43
ROU assets obtained in exchange for lease liabilities:	344
Leases
Weighted average remaining lease term (in months):	12
Weighted average discount rate:	4.75%

Schedule of future minimum payments

2022	$90
Total Lease payments	90
Less: Amount Representing Interest	(4)
Total lease obligation	$86

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

The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received shared services amounting to $261 and $301 for the quarter ended June 30, 2022, and 2021 respectively. The Company has paid for this services during the quarter.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $43 and $54 for the quarter ended June 30, 2022, and 2021 respectively.

The balance receivable from related parties as of June 30, 2022, was $1,350 and for the year ended December 31, 2021 was $816. The amount represents advance payment towards project related services.

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

The aggregate purchase price for the acquisition of Devcool Inc was $7,773 consisting of;

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
a)	209,295 shares of unvested Common Stock were issued to the Seller, which shall vest upon Devcool meeting one of two gross revenue targets set forth in the Share Purchase Agreement: and
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
3.	A sum of up to $2,500 as post-closing earnout payment (the “Earnout”), subject to Devcool’s achievement of the applicable yearly earnout targets set forth in the Share Purchase Agreement, which Earnout shall be payable as follows:
a)	up to $250 worth of Common Stock (calculated based on the average of the VWAPs for the 20 trading days immediately prior to December 31, 2022) issuable to SD or the Seller as SD’s nominee for achievement of the Year 1 Equity Earnout (as defined in Annexure B to the Share Purchase Agreement)
b)	up to $1,000 payable to the Seller or its nominees in cash upon achieving the Year 1 Cash Earnout; and
c)	up to $250 worth of Common Stock (calculated based on the average of the VWAPs for the 20 trading days immediately prior to December 31, 2023) issuable to SD or the Seller as SD’s nominee for achievement of the Year 2 Equity Earnout (as defined in Annexure B to the Share Purchase Agreement).
d)	up to $1,000 payable to the Seller or its nominees in cash upon achieving the Year 2 Cash Earnout; and
4.	The Company also issued the Seller a secured non-interest-bearing promissory note in the principal amount of $2,209 that matures on April 30, 2022 (the “Note”) that reflects an amount owed to the Seller by the Company equal to the difference between the amount of accrued and outstanding accounts receivable on the Closing Date less the amount of accrued and outstanding accounts payable on the Closing Date. The Company has repaid $1,709 during the quarter ended June 30, 2022 the balance amount outstanding as of June 30, 2022 is nil.

Based on the preliminary purchase price allocation, we recorded $1,289 of goodwill which is not tax deductible.

Presented below is the summary of the foregoing acquisitions Allocation of purchase price

Schedule of allocation of purchase price

Asset Component	June 30, 2022
Intangible Assets	$6,018
Goodwill	1,289
Working Capital	—
Current Assets
Cash	970
Accounts Receivables	3,142
Other Current Assets
Other Current Assets	11,419
Current Liabilities
Accounts Payable	758
Short term borrowing	2,209
Other Current liabilities	679
Current Liabilities	3,646
Net Working Capital Acquired	7,773
Total Purchase price	$7,773

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

8)  Equity Transactions

The Company has not issued any shares towards services rendered during the quarter ended June 30, 2022.

9)  Debt Securities

A.  Convertible Note

The Company during the period commencing December 29, 2020, and ending on February 10, 2021, entered into several Securities Purchase Agreements with certain investors pursuant to which we issued $4,244 of convertible notes (“Convertible Notes”) bearing interest at 10% per annum and warrants to purchase our common stock (“Warrants”). All of the Convertible Notes have been either repaid or converted into equity prior to December 31, 2021. Interest expenses on convertible note for the quarter ended June 30, 2022, nil and $107 for June 30, 2021.

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

As of June 30, 2022, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants. The Warrants have been valued using the Black-Scholes-Merton Option (“BSM”) pricing model that is based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock fair value and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company’s stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.

The Company has recognized cost of nil for the quarter ended June 30, 2022, and nil for the quarter ended June 30, 2021.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

C.  Payroll protection program loan

The company received payroll protection program loan (PPP) 2nd tranche on February 9, 2021. The Company has obtained approval for waiver from the lender during the quarter ended June 30, 2022 and recognized an amount of $1,087 as other income for the quarter ended June 30, 2022.

D.  Short Term borrowing

The Company has obtained a credit facility from Seacoast business funding (SBF) a division of Seacoast National Bank during the quarter ended June 30, 2022. The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of June 30,2022, is $3,212 and nil for the period ended December 31, 2021.

E.  Warrant Liability

The Company has allocated the proceeds from convertible note between promissory notes and warrants; as of June 30, 2022, the Company has reported a Warrant liability of $55 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

Schedule of fair value of warrant liabilities

Fair value assumptions	June 30, 2022
Estimated fair value of common stock warrant	$1.00
Exercise price	$0.40
Expected volatility	45%-52%
Expected terms (in years)	2
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

The components of the Company’s net deferred tax assets as of June 30, 2022 and December 31, 2021, were as follows (in thousands):

Schedule of deferred tax assets

	June 30, 2022	December 31, 2021
Deferred tax assets:
Net Operating loss carry forward	$1,372	$1,445
Stock-based compensation	(7)	(18)
Other Income (PPP loan forgiveness)	293	—
Fair Value of Warrant	—	(15)
Total Deferred tax asset	1,658	1,412
Less: Valuation allowance	$(1,658)	$(1,412)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

Income tax expense (benefit) was computed as follows:

Schedule of income tax expense benefit

	June 30, 2022	June 30, 2021
Federal income tax	$—	$—
State income tax	1	1
Total Income taxes ,Current provision	1	1
Deferred Income taxes (benefit)	—	—
Total Income expenses/ (benefit)	$1	$1

The Company’s effective tax rate is 0% for the quarter ended June 30, 2022 and 0% and for the quarter ended June 30, 2021 The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

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

11)  New Accounting Pronouncements

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
ii)	ASU 2021-10—Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

12)  Legal Matters

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

These assumptions used in the Black-Scholes option pricing model, other than the fair value of our common stock, are estimated as follows:

•	Expected volatility. Since a public market for our common stock did not exist prior to our IPO in October 2021 and, therefore, we do not have an extensive trading history of our common stock, we estimated the expected volatility based on the volatility of similar publicly-held entities (guideline companies) over a period equivalent to the expected term of the awards. In evaluating the similarity of guideline companies to us, we considered factors such as industry, stage of life cycle, size, and financial leverage. We intend to continue to consistently apply this process using the same or similar guideline companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our common stock becomes available.
•	Expected term. We estimate the expected term using the simplified method, as we do not have sufficient historical exercise activity to develop reasonable expectations about future exercise patterns and post-vesting employment termination behaviour. The simplified method calculates the average period the stock options are expected to remain outstanding as the midpoint between the vesting date and the contractual expiration date of the award.
•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities corresponding with the expected term of the option
•	Expected dividend yield. We have never declared or paid any dividends and do not presently plan to pay dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

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

The Company issued 452,000 Non-Qualified Stock Options (NSO) on January 01, 2021 to various employees of the Parent and consultants for services rendered (“Non-Employee Stock Options”) at an exercise price of $0.40 per option. The Non-Employee Stock Options vest over a four-year period with the first 25% vesting on the one-year anniversary of the date of the grant and the remaining 75% vesting monthly over the remaining three years. The NonEmployee Stock Options issued to employees of the Parent terminate on the earlier of 90 days after the applicable employee’s employment termination and 10 years after the date of the grant. The Non-Employee Stock Options issued to consultants terminate on the earlier of 90 days after the applicable consultant’s termination and 10 years after the date of the grant.

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

Schedule of stock option activity

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Equity compensation plan total shares	4,000,000	$0.40	—	—	4,000,000
Granted
Incentive Stock Options (ISO)	1,131,500	$0.40	—	—	1,131,500
Non-Qualified Stock Options (NSO)	452,000	$0.40	—	—	452,000
Non-Qualified Stock Options (NSO) - Directors Stock Options	230,000	$0.40	—	—	230,000
Cancelled/expired	—	—	—	—	—
Balance outstanding as at December 31, 2021	1,813,500	—	—	—	1,813,500
Balance available under the plan as at December 31, 2021	2,186,500	—	—	—	2,186,500
Transferred back to plan	(157,927)	—	—	—	(157,927)
Balance outstanding as of March 31, 2022	2,028,573	—	—	—	2028,573
Balance available under the plan as of March 31, 2022	1,971,427	—	—	—	1,971,427
Transferred back to plan	(105,208)	—	—	—	(105,208)
Balance outstanding as of June 30, 2022	1,866,219	—	—	—	1,866,219
Balance available under the plan as of June 30, 2022	2,133,781	—	—	—	2,133,781

The Company issued and valued options using the Black-Scholes model for all 2022 issuances with the following significant assumptions.

Schedule of assumptions

Fair value assumptions	2022
Estimated fair value of common stock warrant	$1.00
Exercise price	$0.40
Expected volatility	45%-52%
Expected terms (in years)	4
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%

The Company recognized compensation expenses related to ISO/NSO stock options of $12 during the three-month ended June 30, 2022 and $14 for the three month ended June 30, 2021.

14)  Defined Contribution Retirement Plan

The Company established the savings plan (hereinafter referred to as the “Plan”) to provide eligible employees with a means of deferring current compensation from income tax. This plan is offered to all employees who have attained twenty one years of age and have competed six consecutive months of service with the employer. The Company, at its discretion, may make matching contributions and/or elective contributions at the end of the year to eligible participants. The Company has not made any matching contributions for the quarter ended June 30, 2022.

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

Schedule of earning per shares

	Three Months Ended June 30,
	2022	2021
Net income/(loss) attributable to common stockholders	$(405)	$304
Weighted average shares outstanding used in basic per common share computations	35,507,184	28,579,405
Basic EPS	$(0.011)	$0.011
Diluted EPS	$(0.011)	$0.011

16)  Subsequent Events

For the quarter ended June 30, 2022, the Company has evaluated subsequent events through August 5, 2022 the date, which the financial statements were available to be issued. No reportable subsequent events have occurred through August 5, 2022, which would have a significant effect on the financial statements as of June 30, 2022 excluding the items mentioned below.

The company has made a private placement of 3,930,000 shares of its common stock, a Pre-Funded Warrant to purchase 2,167,561 shares of the Company’s common Stock and Preferred Investment Options to purchase up to an aggregate of 6,097,561 shares of common stock pursuant to the terms and conditions of the Securities Purchase Agreement, dated as of July 10, 2022. The Purchaser paid $1.066 for each Share and $1.065 for each Warrant Share.

The Purchaser also received the Preferred Investment Options. The aggregate gross proceeds to the Company from the Private Placement were approximately $6,500,000, before deducting placement agent fees and other offering expenses. The net proceeds from the private placement amounts to $ 5,888,183.

The Company has also bought back its common shares in the following dates as part of $2 million share repurchase program plan announced on June 21, 2022.

1.	20,000 Common shares purchased on July 12, 2022 at a purchase price of $1.0104
2.	4,600 Common shares purchased on July 8, 2022 at a purchase price of $1.0710
3.	15,200 Common shares purchased on July 27, 2022 at a purchase price of $0.65
4.	4,900 Common shares purchased on July 28, 2022 at a purchase price of $0.6352
5.	6,874 Common shares purchased on July 29, 2022 at a purchase price of $0.6659
6.	2,600 Common shares purchased on July 30, 2022 at a purchase price of $0.6997

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

Overview

Healthcare Triangle, Inc. (the “Company”) is a leading healthcare information technology company focused on advancing innovative, industry-transforming solutions in the areas of cloud services, data science, professional and managed services for the Healthcare and Life Sciences industry. The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its s Life Sciences business to us. As of June 30, 2022, we had a total of 71 full time employees, 256 sub-contractors, including 158 certified cloud engineers, 116 Epic Certified EHR experts and 19 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the quarter ended June 30, 2022, we generated revenues of approximately $11.6 million compared to revenue of $10.1 million for the quarter ended June 30, 2021 which represents an increase of $1.5 million or 15% compared to the previous year. Our approach leverages our proprietary technology platforms, extensive industry knowledge, and healthcare domain expertise to provide solutions and services that reinforce healthcare progress. Through our platform, solutions, and services, we support healthcare delivery organizations, healthcare insurance companies, pharmaceutical, and Life Sciences, biotech companies, and medical device manufacturers in their efforts to improve data management, develop analytical insights into their operations, and deliver measurable clinical, financial, and operational improvements. We offer a comprehensive suite of software, solutions, platforms, and services that enables some of the world’s leading healthcare and pharma organizations to deliver personalized healthcare, precision medicine, advances in drug discovery, development and efficacy, collaborative research and development, respond to real-world evidence, and accelerate their digital transformation. We combine our expertise in the healthcare technology domain, cloud technologies, DevOps and automation, data engineering, advanced analytics, AI/ML, IoT, security, compliance, and governance to deliver platforms and solutions that drive improved results in the complex workflows of Life Sciences, biotech, healthcare providers, and payers. Our differentiated solutions, enabled by our intellectual property and delivered as a service, provide advanced analytics, data science applications, and data aggregation in these highly regulated environments in a more compliant, secure, and cost-effective manner to our customers. Our deep expertise in healthcare allows us to reinforce our clients’ progress by accelerating their innovation. Our healthcare IT services include Electronic Health Records (EHR) and software implementation, optimization, extension to community partners, as well as application managed services, and backup and disaster recovery capabilities on public cloud. Our 24x7 managed services are used by hospitals and health systems, payers, Life Sciences, and biotech organizations in their effort to improve health outcomes and deliver deeper, more meaningful patient and consumer experiences. Through our services, our customers achieve a return on investment in their technology by delivering measurable improvements. Combined with our software and solutions, our services provide clients with an end-to-end partnership for their technology innovation.

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

On February 9, 2021, the Company received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) amounting to $1.1 million. The principal and interest on the PPP loans are forgivable after eight weeks if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first six months. The Company has obtained waiver from its lender this amount shall be recognized as other income.

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

Subscription services adoption

The key factor to our success in generating substantial recurring subscription revenues in future will be our ability to successfully market and persuade new customers to adopt our SaaS offerings. We are marketing our products such as DataEz, CloudEz and Readabl.AI as SaaS offerings, and do not yet have enough information about our competition or customer acceptance to determine whether or not recurring subscription revenue from these offerings will have a material impact on our revenue growth.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	% Sales	2021	% Sales	2022	% Sales	2021	% Sales
	(In thousands)		(In thousands)		(In thousands)		(In thousands)
Revenue	$11,588	100%	$10,050	100%	$22,644	100%	$18,003	100%
Cost of Revenue (exclusive of depreciation /amortization)	8,429	73%	6,704	67%	16,591	73%	12,477	69%
Research & Development	646	6%	813	8%	1,712	8%	1,571	9%
Sales and Marketing	1,651	14%	805	8%	3,391	15%	1,473	8%
General and Administrative	1,451	13%	1,048	10%	2,802	13%	2,308	14%
Depreciation and Amortization	844	7%	211	2%	1,555	7%	422	2%
Other income ( PPP loan forgiveness)	(1,087)	(9%)	—	0%	(1,087)	(5%)	—	0%
Interest expense	58	0%	164	2%	74	0%	259	1%
Income tax expense	1	0%	1	0%	22	0%	4	0%
Net income / (Loss)	$(405)	(4%)	$304	3%	$(2,416)	(11%)	$(511)	(3%)

Three Months Ended June 30, 2022 and June 30, 2021

Revenue from operations

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Revenue	$11,588	$10,050	$1,538	15%

Revenue increased by $1.5 million, or 15% to $11.6 million for the quarter ended June 30, 2022, as compared to $10.1 million for the quarter ended June 30, 2021. Revenue from Software Services has increased resulting in net increase in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as IT cloud hosting and support call for services on a continuous basis and allow for strengthening of client relationships which can lead to additional engagements from the client. The Company is focusing on increasing the Managed Services & Support and Platform Services revenue to enhance our relationship and long-term engagement with our customers.

Our top 5 customers accounted for 73% in quarter ended June 30, 2022, and 85% in during quarter ended June 30, 2021, respectively.

The following table has the breakdown of our revenues for the quarter ended June 30, 2022, and 2021 for each of our top 5 customers. Two of the top 5 customers in 2022 are not the same for 2021.

Top Five Customers Revenue for three months ended June 30, 2022 and 2021.

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$4,517	39%
Customer 2	1,744	15%
Customer 3	920	8%
Customer 4	845	7%
Customer 5	$440	4%

2021

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$5,038	50%
Customer 2	1,450	14%
Customer 3	960	10%
Customer 4	651	6%
Customer 5	$471	5%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$3,698	$3,189	$509	16%
Managed Services and Support	819	790	29	4%
Platform Services	—	—	—	0%
Total Revenue	$4,517	$3,979	$538	14%

Revenue from Customer 1 increased by $0.5 million, or 14% to $4.5 million for the quarter ended June 30, 2022, as compared to $3.9 million for the quarter ended June 30, 2021. Software services revenue increased by $0.5 million or 16% to $3.7 million for the quarter ended June 30, 2022, as compared to $3.2 million for the quarter ended June 30, 2021. Managed Services and Support revenue increased by $0.02 million, or 4% to $0.8 million for the quarter ended June 30, 2022, as compared to $0.79 million for the quarter ended June 30, 2021. Revenue from customer 1 in 2021 mentioned in the above table is not the same customer mentioned in the top 5 customers of 2021.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Cost of Revenue (exclusive of depreciation /amortization)	$8,429	$6,704	$1,725	26%

Cost of revenue, excluding depreciation and amortization increased by $1.7 million, or 26%, to $8.4 million for the quarter ended June 30, 2022, as compared to $6.7 million for the quarter ended June 30, 2021.

Research and Development

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Research & Development	$646	$813	$(167)	(21%)

Research and Development expenses decreased by $0.2 million, or 21% to $0.6 million for the quarter ended June 30, 2022, as compared to $0.8 million for the quarter ended June 30, 2021.

Sales and Marketing

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Sales and Marketing	$1,651	$805	$846	105%

Sales and Marketing expenses increased by $0.8 million, or 105% to $1.6 million for the quarter ended June 30, 2022, as compared to $0.8 million for the quarter ended June 30, 2021, this is primarily due to additional head count in sales.

General and Administrative

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
General and Administrative	$1,451	$1,048	$403	38%

General and Administrative expenses increased by $0.4 million, or 38 % to $1.4 million for the quarter ended June 30, 2022, as compared to $1 million for the quarter ended June 30, 2021, this is primarily due to increase in general liability insurance on account of becoming a public company.

Depreciation and amortization

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$844	$211	$632	300%

Depreciation and amortization expenses increased by $0.6 million, or 300% to $0.8 million for the quarter ended June 30, 2022, as compared to $0.2 million for the quarter ended June 30, 2021.The increase in depreciation and amortization expenses is on account of Intangibles from the of acquisition of Devcool Inc.

Interest expense

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Interest expense	$58	$164	$(106)	(65%)

Interest expenses decreased by $0.1 million, or 65% to $0.1 million for the quarter ended June 30, 2022, as compared to $0.2 million for the quarter ended June 30, 2021, this is primarily due to interest on convertible note in 2021 this was subsequently converted into equity at the time of IPO. The interest expenses during the current quarter represents interest on factoring facility availed during the current quarter.

Provision for Income Taxes

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Income tax expense	$1	$1	$0	4%

Income tax expenses increased by nil, or 4% to $0.01 million for the quarter ended June 30, 2022, as compared to $0.01 million for the quarter ended June 30, 2021.This represent state taxes.

Segment performance

We currently provide our services and manage our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$6,585	$3,217	$3,368	105%
Managed Services and Support	3,903	5,304	(1,401)	(26%)
Platform Services	1,100	1,529	(429)	(28%)
Revenue	$11,588	$10,050	$1,538	15%

Revenue from Software Services increased by $3.4 million, or 105% to $6.6 million for the quarter ended June 30, 2022, as compared to $3.2 million for the quarter ended June 30, 2021. Income from Software services increased on account of acquisition of Devcool Inc. The total customers serviced during the quarter ended June 30, 2022, increased to 44 from 27 for the quarter ended June 30, 2021. Revenue from Managed Services and Support decreased by $1.4 million, or 26% to $3.9 million for the quarter ended June 30, 2022, as compared to $5.3 million for the quarter ended June 30, 2021. The revenue from Managed Services and Support revenue has decreased on account of decrease in revenue from hosting services. Revenue from Platform Services decreased by $0.4 million, or 28% to $1.1 million for the quarter ended June 30, 2022, as compared to $1.5 million for the quarter ended June 30, 2021.

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

Our CloudEz, DataEz and Readabl.ai platforms are getting more traction, and this will lead to increase in revenue from platform services. We have made investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue. We expect this trend to continue and have a net positive impact on overall results of operations.

Cost of Revenue

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$5,145	$2,298	$2,847	124%
Managed Services and Support	2,618	3,865	(1,247)	(32%)
Platform Services	666	541	125	23%
Cost of Revenue	$8,429	$6,704	$1,725	26%

Cost of Revenue from Software Services increased by $2.8 million, or 124% to $5.1 million for the quarter ended June 30, 2022, as compared to $2.3 million for the quarter ended June 30, 2021. The increase in cost of Software Services is due to higher Software Services revenue. Cost of Revenue from Managed Services and Support decreased by $1.2 million, or 32% to $2.6 million for the quarter ended June 30, 2022, as compared to $3.8 million for the quarter ended June 30, 2021. Cost of Revenue from Platform Services increased by $0.1 million, or 23% to $0.6 million for the quarter ended June 30, 2022, as compared to $0.5 million for the quarter ended June 30, 2021.

Segment operating profits/(loss) by reportable segment were as follows:

	Three Months Ended June 30,		Changes
	2022	2021	Amount	%
Software Services	$(321)	$521	$(842)	(161%)
Managed Services and Support	1,284	1,441	(157)	(11%)
Platform Services	(212)	174	(386)	(222%)
Total segment operating profit	751	2,136	(1,385)	(65%)
Less: unallocated costs	2,184	1,667	(517)	(31%)
Income/(loss) from operations	(1,433)	469	(1,902)	(406%)
Other Income	1,087	—	1,087	100%
Interest expense	58	164	106	65%
Net income / (loss) before income tax expenses	$(404)	$305	$(709)	(232%)

Operating loss from Software Services increased by $0.8 million, or 162% to $(0.3) million for the quarter ended June 30, 2022, as compared to operating profit of $0.5 million for the quarter ended June 30, 2021. Operating profit from Managed Services and Support decreased by $0.2 million, or 11% to $1.2 million for the quarter ended June 30, 2022, as compared to $1.4 million for the quarter ended June 30, 2021. Operating loss from Platform Services increased by $(0.4) million, or 222% to $(0.2) million for the quarter ended June 30, 2022, as compared to operating profit of $0.2 million for the quarter ended June 30, 2021.

Six Months Ended June 30, 2022 and June 30, 2021

Revenue from operations

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Revenue	$22,644	$18,003	$4,641	26%

Revenue increased by $4.6 million, or 26% to $22.6 million for the six months ended June 30, 2022, as compared to $18 million for the six months ended June 30, 2021. Revenue from Software Services has increased resulting in net increase in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as IT cloud hosting and support call for services on a continuous basis and allow for strengthening of client relationships which can lead to additional engagements from the client. The Company is determined to focus on increasing the Managed Services & Support and Platform Services revenue to enhance our relationship and long-term engagement with our customers. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue.

Our top 5 customers accounted for 73% in six months ended June 30, 2022, and 84% in during six months ended June 30, 2021, respectively.

The following table has the breakdown of our revenues for the six months ended June 30, 2022, and 2021 for each of our top 5 customers. Two of the top 5 customers in 2022 are not the same for 2021.

Top Five Customers Revenue for six months ended June 30, 2022 and 2021.

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$8,350	37%
Customer 2	3,709	16%
Customer 3	1,886	8%
Customer 4	1,744	8%
Customer 5	$912	4%

2021

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$9,291	52%
Customer 2	1,851	10%
Customer 3	1,799	10%
Customer 4	1,508	8%
Customer 5	$754	4%

The following table provides details of Customer 1 revenue by operating segments:

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$6,712	$6955	$(243)	(4%)
Managed Services and Support	1,638	1558	80	5%
Platform Services	—	—
Total Revenue	$8,350	$8513	$(163)	(2%)

Revenue from Customer 1 decreased by $(0.2) million, or 2% to $8.3 million for the six months ended June 30, 2022, as compared to $8.5 million for the six months ended June 30, 2021. Software services revenue decreased by $(0.2) million or (4%) to $6.7 million for the six months ended June 30, 2022, as compared to $6.9 million for the six months ended June 30, 2021. Managed Services and Support revenue increased by $0.08 million, or 5% to $1.6 million for the six months ended June 30, 2022, as compared to $1.5 million for the six months ended June 30, 2021. Revenue from customer 1 in 2021 mentioned in the above table is not the same customer mentioned in the top 5 customers of 2021.

Cost of Revenue (exclusive of depreciation /amortization)

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Cost of Revenue (exclusive of depreciation /amortization)	$16,591	$12,477	$4,114	33%

Cost of revenue, excluding depreciation and amortization increased by $4.1 million, or 33%, to $16.6 million for the six months ended June 30, 2022, as compared to $12.5 million for the six months ended June 30, 2021.

Research and Development

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Research & Development	$1,712	$1,571	$141	9%

Research and Development expenses increased by $0.1 million, or 9% to $1.7 million for the six months ended June 30, 2022, as compared to $1.6 million for the six months ended June 30, 2021.

Sales and Marketing

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Sales and Marketing	$3,391	$1,473	$1,918	130%

Sales and Marketing expenses increased by $1.9 million, or 130% to $3.4 million for the six months ended June 30, 2022, as compared to $1.5 million for the six months ended June 30, 2021, this is this is primarily due to additional headcount in sales.

General and Administrative

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
General and Administrative	$2,802	$2,308	$494	21%

General and Administrative expenses increased by $0.5 million, or 21 % to $2.8 million for the six months ended June 30, 2022, as compared to $2.3 million for the six months ended June 30, 2021, this is primarily due to increase in general liability insurance on account of becoming a public company.

Depreciation and amortization

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$1,555	$422	$1,133	269%

Depreciation and amortization expenses increased by $1.1 million, or 269% to $1.5 million for the six months ended June 30, 2022, as compared to $0.4 million for the six months ended June 30, 2021. The increase in depreciation and amortization expenses is on account of Intangibles from the of acquisition of Devcool Inc.

Interest expense

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Interest expense	$74	$259	$(185)	(71%)

Interest expenses decreased by $(0.2) million, or 71% to $0.1 million for the six months ended June 30, 2022, as compared to $0.3 million for the six months ended June 30, 2021, this is primarily due to interest on convertible note in 2021 this was subsequently converted into equity at the time of IPO. The interest expenses during the current quarter represents interest on factoring facility availed during the current quarter.

Provision for Income Taxes

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Income tax expense	$22	$4	$18	450%

Income tax expenses increased by $0.02, or 478% to $0.02 million for the six months ended June 30, 2022, as compared to $0.001 million for the six months ended June 30, 2021.This represent state taxes.

Segment performance

We currently provide our services and manage our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$12,041	$5,941	$6,100	103%
Managed Services and Support	8,172	9,531	(1,359)	(14%)
Platform Services	2,431	2,531	(100)	(4%)
Revenue	$22,644	$18,003	$4,641	26%

Revenue from Software Services increased by $6.1 million, or 103% to $12 million for the six months ended June 30, 2022, as compared to $5.9 million for the six months ended June 30, 2021. Income from Software services increased on account of acquisition of Devcool Inc. The total customers serviced during the six months ended June 30, 2022, increased to 44 from 27 for the six months ended June 30, 2021. Revenue from Managed Services and Support decreased by $1.4 million, or 14% to $8.1 million for the six months ended June 30, 2022, as compared to $9.5 million for the six months ended June 30, 2021. The revenue from Managed Services and Support revenue has decreased on account of decrease in revenue from hosting services. Revenue from Platform Services decreased by $0.1 million, or 4% to $2.4 million for the six months ended June 30, 2022, as compared to $2.5 million for the six months ended June 30, 2021.

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

Cost of Revenue

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$9,455	$4,221	$5,234	124%
Managed Services and Support	5,633	7,202	(1,569)	(22%)
Platform Services	1,503	1,054	449	43%
Cost of Revenue	$16,591	$12,477	$4,114	33%

Cost of Revenue from Software Services increased by $5.2 million, or 124% to $9.4 million for the halfyear ended June 30, 2022, as compared to $4.2 million for the six months ended June 30, 2021. The increase in cost of Software Services is due to higher Software Services revenue. Cost of Revenue from Managed Services and Support decreased by $1.6 million, or 22% to $5.6 million for the halfyear ended June 30, 2022, as compared to $7.2 million for the halfyear ended June 30, 2021. Cost of Revenue from Platform Services increased by $0.4 million, or 43% to $1.5 million for the halfyear ended June 30, 2022, as compared to $1.1 million for the six months ended June 30, 2021.

Segment operating profits/(loss) by reportable segment were as follows:

	Six Months Ended June 30,		Changes
	2022	2021	Amount	%
Software Services	$(521)	$989	$(1,510)	(153%)
Managed Services and Support	2,538	2,328	210	9%
Platform Services	(784)	(94)	(690)	(734%)
Total segment operating profit	1,233	3,223	(1,990)	(62%)
Less: unallocated costs	4,640	3,471	(1,169)	(34%)
Income / (loss) from operations	(3,407)	(248)	(3,159)	(1274%)
Other Income	1,087	—	1,087	100%
Interest expense	74	259	185	71%
Net income / (loss) before income tax expenses	$(2,394)	$(507)	$(1,887)	(372%)

Operating loss from Software Services increased by $(1.5) million, or 153% to $(0.5) million for the six months ended June 30, 2022, as compared to operating profit of $1 million for the halfyear ended June 30, 2021. Operating profit from Managed Services and Support increased by $0.2 million, or 9% to $2.5 million for the halfyear ended June 30, 2022, as compared to $2.3 million for the halfyear ended June 30, 2021. Operating loss from Platform Services increased by $(0.7) million, or 734% to $(0.8) million for the halfyear ended June 30, 2022, as compared to $0.1 million for the six months ended June 30, 2021.

 Liquidity and Capital Resources

Liquidity

The current ratio measures a company's ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company's liquidity position. A good current ratio is between 1.2 to 2 which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the three months ended June 30, 2022, financial statement is 1.4 compared to 1.9 for the financial year ended December 31, 2021.

The Company’s current debt equity ratio, based on the three months ended June 30, 2022, financial statement is 0.23, for the halfyear ended June 30, 2022, compared to 0.21 for the halfyear ended December 31, 2021. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

We believe our existing cash, cash equivalents and amounts available under our credit facilities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.

Sources of Liquidity

As of June 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $1.3 million. We believe that our cash and cash equivalents as of June 30, 2022, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

	As of June 30, 2022	As of June 30, 2021
	(In thousands)
Cash and cash equivalents	$1,363	$3,017
Short-term investments	—	—
Total cash, cash equivalents and short-term investments	$1,363	$3,017

As of June 30, 2022, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totalling $1.3 million.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	As of June 30, 2022	As of June 30, 2021
	(In thousands)
Cash flows provided by operating activities	$602	$(3,486)
Cash flows used in investing activities	(2,022)	(40)
Cash flows provided by financing activities	1,013	3,673
Net increase in cash and cash equivalents	$(407)	$147

Operating Activities

Cash provided/(used) by operating activities during the six months ended June 30, 2022 was $0.6 million compared to $(3.4) million for the six months ended June 30, 2021. The increase in cash flows from operating activities was mostly due to an increase in cash collected from our customers.

Investing Activities

Net cash used in investing activities was $(2.02) million for the six months ended June 30, 2022, and $0.004 million for the six months ended June 30, 2021. The increase was on account of purchase of intangible.

Financing Activities

Cash (outflow)/inflow from financing activities was $(1) million for the six months ended June 30, 2022 and $3.6 million for the six months ended June 30, 2021. The company repaid the entire loan availed at the time of acqisiton of Devcool Inc in December 2021. During the previous period, the company raised convertible note of $3.6 million which was subsequently converted into equity at the time of IPO.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.4	Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.5	Series A Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
4.1	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
4.2	Pre-Funded Warrant, dated as of July 13, 2022, by and between the Company and the Purchaser (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 2022.)
4.3	Preferred Investment Option, dated as of July 13, 2022, by and between the Company and the Purchaser (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 2022.)
4.4	Form of Placement Agent Preferred Investment Option, dated July 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 2022.)
10.1	Appointment Letter Agreement between the Company and Jeffrey S. Mathiesen, dated March 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on April 01, 2022).
10.2	The Company’s 2020 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2020)
10.3	Form of Grant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2020)
10.4	Master Services Agreement dated January 1, 2020 between the Company and SecureKloud Technologies, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2020)
10.5	Shared Services Agreement dated January 1, 2020 between the Company and SecureKloud Technologies, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2020)
10.6	Rental Sublease Agreement dated January 4, 2020 between SecureKloud Technologies, Inc. and the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2020)
10.7	Offer letter dated January 1, 2020 between the Company and Anand Kumar (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2020.)
10.8	Employment Agreement dated July 12, 2021 between the Company and Suresh Venkatachari(Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2020.)
10.9	IT Master Services Agreement effective as of May 1, 2017 between F. Hoffmann-La Roche Ltd and the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2020.)
10.10	Form of Statement of Work under Master Services Agreement between F. Hoffmann-La Roche Ltd and the Company(Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2020.)
10.11	Share Purchase Agreement, dated December 10, 2021, among Healthcare Triangle, Inc., Devcool, Inc., Go To Assistance Inc., and Mr. Sandeep Deokule (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2021.)
10.12	Consulting Agreement dated December 10, 2021 between the Company and Sandeep Deokule (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 8, 2022.)
10.13	Form of Securities Purchase Agreement, dated as of July 10, 2022, by and between the Company and the Purchaser (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 2022.)
10.14	Form of Registration Rights Agreement, dated as of July 10, 2022, by and between the Company and the Purchaser (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 10, 2022.)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

+ Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRIANGLE, INC.

Date: August 08, 2022	/s/ Suresh Venkatachari
Suresh Venkatachari

Date: August 08, 2022	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran

