Form 10-Q
period 2022-09-30
Healthcare Triangle, Inc.
filed 2022-11-10
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐  No ☒

As of November 09, 2022, 41,634,232 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial statements

HEALTHCARE TRIANGLE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$4,144	$1,770
Accounts receivable	6,702	9,672
Other current assets	233	362
Total current assets	11,079	11,804
Property and equipment, net	76	74
Operating lease right-of-use assets	43	172
Intangible assets, net	11,427	10,458
Goodwill	1,289	1,289
Due from affiliates	950	816
Total assets	$24,864	$24,613

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,468	$1,873
Warrant liability	55	55
Payroll protection program	—	1,069
Short term borrowing	2,453	2,209
Operating lease liabilities	41	176
Other current liabilities	1,043	869
Total current liabilities	5,060	6,251

Long-term liabilities
Contingent consideration	2,227	2,227
Total current and long-term liabilities	7,287	8,478

Stockholders' equity
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	0	0
Common stock, par value $0.00001; 100,000,000 authorized 39,466,671 and 35,260,834 shares issued and outstanding as of September 30, 2022 and December 31, 2021 respectively	0	0
Additional paid-in capital	24,996	18,799
Retained earnings	(7,419)	(2,664)
Total stockholders' equity	17,577	16,135
Total liabilities and stockholders' equity	$24,864	$24,613

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$11,950	$8,078	$34,594	$26,081

Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,522	5,352	25,113	17,829
Operating expenses
Research and development expenses	1,471	2,204	3,183	3,775
Sales and marketing	1,815	1,328	5,206	2,801
General and administrative	1,480	753	4,282	3,062
Depreciation and amortization	909	211	2,464	633
Total operating expenses	5,675	4,496	15,135	10,271
Income from operation (loss)	(2,247)	(1,770)	(5,654)	(2,019)
Other income (PPP loan forgiveness)			1,087
Interest expense	(55)	(221)	(129)	(480)
Income (loss) before income taxes	(2,302)	(1,991)	(4,696)	(2,499)
Provision for income taxes	37	1	51	5
Net income (loss)	$(2,339)	$(1,992)	$(4,747)	$(2,504)

Net income (loss) per common share—basic and diluted	(0.07)	(0.07)	(0.13)	(0.09)
Weighted average shares outstanding used in per common share computations:
Basic	36,022,893	28,839,889	36,022,893	28,839,889
Diluted	36,022,893	28,839,889	36,022,893	28,839,889

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

  Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except shares)

	Preferred stock		Common stock
	Shares		Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
Three Months Ended September 30, 2022 and 2021:
Balance as of June 30, 2022	6,000	—	35,536,671	$0	$19,186	$(5,080)	$14,106
Share-based compensation					13		13
Issuance of common stock in connection with private placement			3,930,000	0	3,580		3,580
Issuance of warrants in connection with private placement					2,308		2,308
Common stock repurchased					(91)		(91)
Net loss		—		—	—	(2,339)	(2,339)
Balance as of September 30, 2022	6,000	—	39,466,671	$0	$24,996	$(7,419)	$17,577
Balance as of June 30, 2021	—	—	29,398,750	$0	$1,670	$2,774	$4,444
Share-based compensation	—				19		19
Shares issued for services	—		590,000	0	236		236
Net loss	—	—		—	—	(1,992)	(1,992)
Balance as of September 30, 2021	—	—	29,988,750	$0	$1,925	$782	$2,707
Nine Months Ended September 30, 2022, and 2021:
Balance as of December 31, 2021	6,000	—	35,260,834	$0	$18,799	$(2,664)	$16,135
Share-based compensation					40	(8)	32
Cash collected on common stock options			26,136	0	10	—	10
Shares issued for services			249,701	0	350	—	350
Issuance of common stock in connection with private placement			3,930,000	0	3,580	—	3,580
Issuance of warrants in connection with private placement					2,308		2,308
Common stock repurchased					(91)		(91)
Net loss		—		—	—	(4,747)	(4,747)
Balance as of September 30, 2022	6,000	—	39,466,671	$0	$24,996	$(7,419)	$17,577
Balance as of December 31, 2020	—	—	27,900,000	$0	$1,042	$3,286	$4,328
Common share warrants							—
Shares issued for services			2,088,750	$0	836		836
Share-based compensation					47		47
Net loss		—		—	—	(2,504)	(2,504)
Balance as of September 30, 2021	—	—	29,988,750	$0	$1,925	$782	$2,707

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss)	$(4,747)	$(2,504)
Adjustment to reconcile net income / (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,464	633
Income from payroll protection program	(1,069)	—
Common stock issued for services	350	836
Warrant fair valuation expenses	—	55
Stock compensation expenses	40	47
Changes in operating assets and liabilities:
(Increase) / decrease in:
Accounts receivable	2,970	487
Other current assets	129	(463)
Contract asset / Unbilled revenue	—	(764)
Due from related party	(134)	(381)
Increase / (decrease) in:
Accounts payable and accrued expenses	(405)	(1,717)
Deferred revenue	—	(31)
Other current liabilities	176	(76)
Payment of lease liability	(146)	—
Net cash provided by / (used in) operating activities	(372)	(3,878)

Cash flows from investing activities
(Purchase) / sale of property and equipment	(26)	(50)
Increase in intangible assets	(3,279)	—
Net cash provided by / (used in) investing activities	(3,305)	(50)

Cash flows from financing activities
Stock options exercised	10	—
Increase / (decrease) in short term borrowing	244	—
Increase / (decrease) in convertible note	—	2,604
Increase in additional paid-in capital	5,888
Repurchases of common stock	(91)
Increase in payroll protection program	—	1,069
Net cash provided by / (used in) financing activities	6,051	3,673

Net increase / (decrease) in cash and cash equivalents	2,374	(255)

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	$1,770	$1,403
Cash and cash equivalents at the end of the period	$4,144	$1,148

Supplementary disclosure of cash flows information
Interest	129	480
Income taxes	51	5

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

Devcool Inc

Devcool Inc (“the Company”) was incorporated under the laws of the State of California on September 25, 2016. The Company solves complex technology problems and delivers innovation to healthcare industry. The Company has successfully implemented projects for top Healthcare insurance companies and hospitals across United States of America. On December 10, 2021, Healthcare Triangle, Inc (the “Company”) entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Devcool, Inc., a California corporation ("Devcool"), Go To Assistance Inc., a California corporation ("Seller"), and Mr. Sandeep Deokule, current Chief Executive Officer of Devcool (“SD”). Pursuant to the Share Purchase Agreement, the Company will acquire 5,000,000 shares of Devcool’s Class B Common Stock, par value $0.0001, which represents all the issued and outstanding capital stock of Devcool (the “Acquisition”). The closing of the Acquisition occurred on December 10, 2021 (the “Closing Date”). The Company exercised control by virtue of taking over the operations from November 01, 2021 (effective date) and the financials have been consolidated from this date.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2021 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2022, the results of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

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

Revenue by Operating Segment
	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$6,177	$2,307	$3,870	168%
Managed Services and Support	3,708	4,673	(965)	(21%)
Platform Services	2,065	1,098	967	88%
Revenue	$11,950	$8,078	$3,872	48%

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$18,218	$8,248	$9,970	121%
Managed Services and Support	11,879	14,204	(2,325)	(16%)
Platform Services	4,497	3,629	868	24%
Revenue	$34,594	$26,081	$8,513	33%

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

Operating profit (loss) by Operating Segment

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
Software Services	$(145)	$80	$(225)	(281%)
Managed Services and Support	1,397	1,466	(69)	(5%)
Platform Services	(992)	(1,545)	553	(36%)
Total segment operating profit	260	1	259	(259%)
Less: unallocated costs	2,507	1,771	736	42%
Income (loss) from operations	(2,247)	(1,770)	(477)	(27%)
Other Income	-	-	-	0%
Interest expense	55	221	(166)	(75%)
Net income (loss) before income tax	$(2,302)	$(1,991)	$(311)	(16%)

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
Software Services	$(665)	$1,070	$(1,735)	(162%)
Managed Services and Support	3,935	3,794	141	4%
Platform Services	(1,777)	(1,640)	(137)	(8%)
Total segment operating profit	1,493	3,224	(1,731)	(54%)
Less: unallocated costs	7,147	5,243	1,904	(36%)
Income (loss) from operations	(5,654)	(2,019)	(3,635)	(180%)
Other income	1,087	-	1,087	100%
Interest expense	129	480	(351)	73%
Net income (loss) before income tax	$(4,696)	$(2,499)	$2,197	(88%	)

Revenue from top 5 customers

Three Months Ended September 30,

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$4,562	38%
Customer 2	1,840	15%
Customer 3	1,218	10%
Customer 4	1,063	9%
Customer 5	$534	4%

2021

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$2,004	25%
Customer 2	1,653	20%
Customer 3	1,400	17%
Customer 4	754	9%
Customer 5	$624	8%

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

Nine Months Ended September 30,

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$12,912	37%
Customer 2	4,770	14%
Customer 3	3,726	11%
Customer 4	2,963	9%
Customer 5	$1,181	3%

2021

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$11,295	43%
Customer 2	2,607	10%
Customer 3	2,131	8%
Customer 4	1,799	7%
Customer 5	$1,630	6%

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

We may enter contracts that consist of multiple performance obligations. Such contracts may include any combination of our deliverables. To the extent a contract includes multiple promised deliverables, we apply judgment to determine whether promised deliverables are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a combined performance obligation. For contracts with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the customer. When not directly observable, we estimate standalone selling price by using the expected cost plus a margin approach. We establish a standalone selling price range for our deliverables, which is reassessed on a periodic basis or when facts and circumstances change.

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deferred revenue (contract liabilities) on the Consolidated Balance Sheet. Amounts are billed as work progresses in accordance with agreed upon contractual terms, generally monthly upon achievement of contractual milestones. Generally, billing occurs after revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These deposits are liquidated when revenue is recognized.

The beginning and ending contract balances were as follows:

	September 30, 2022	December 31, 2021
Accounts receivable	$6,702	$9,672

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the quarter ended September 30, 2022, the Company provide allowances for uncollectible accounts $ 222 and for year ended December 31, 2021 the Company did not provide allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

The Company’s quarterly goodwill impairment test resulted in no impairment charges in the quarter ended September 30, 2022 and 2021.

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred and classified under research and development expenses until technological feasibility has been established, at which time any additional costs would be capitalized. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Software development costs charged to expense for the quarter ended September 30, 2022, and 2021 was $334 and $189 respectively.

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

	September 30, 2022
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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended September 30, 2022, and 2021 were Nil.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended September 30, 2022 and 2021 sales to top five customers accounted for approximately 76% and 79% of total revenue respectively accounts receivable from five major customers accounted for approximately 62% and 88% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250 (valid through September 30, 2022) per institution.

As of September 30, 2022, and December 31, 2021, the Company had $1,453 and $719 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash

3)  Property and Equipment

Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Furniture and equipment	$106	$80
Less: Accumulated depreciation	(30)	(6)
Net fixed assets	$76	$74

Depreciation expenses for the quarter ended September 30, 2022, and September 30, 2021 were $8 and $6 respectively.

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

Intangible assets consist of the following:

	September 30, 2022	December 31, 2021
Customer relationships	$8,667	$8,667
Intellectual property	7,329	4,050
Product development	477	477
	16,473	13,194
Accumulated amortization	(5,046)	(2,736)
Net intangible assets	$11,427	$10,458

Amortization expense for the quarter ended September 30, 2022 and September 30, 2021 were $857 and $206 respectively. This amortization expense relates to capitalized software expenses, intellectual property, and customer lists.

Nature of Intangibles	Useful Life
Customer relationships	5 years
Intellectual property	5 years
Product development	5 years

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next six years are as follows:

September 30,
2022	$1,714
2023	2,285
2024	2,285
2025	2,285
2026	2,285
2027	573
Total	$11,427

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

The Company is currently operating from two office locations leased by its Parent. The Company does not have any signed lease agreement(s) to its name. The Company’s principal facility is located in Pleasanton, CA and has another facility in East Brunswick, NJ. The lease expires in 2023. Rent expense was $48 and $54 for the three months ended September 30, 2022, and 2021 respectively.

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

The components of lease expenses were as follows.

Particulars	September 30, 2022	December 31, 2021
Opening balance	$176	$—
Additions		344
Finance cost accrued during the period	10	13
Payment of lease liability	145	181
Closing balance	$41	$176

Supplemental balance sheet information related to leases was as follows:

Three Months Ended September 30, 2022
Leases
ROU assets	$43
lease liabilities, included in current liabilities	41
lease liabilities, included in long-term liabilities	—
Total lease liabilities	$41

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

Total future minimum payments required under the lease obligations as of September 30, 2022 are as follows:

Three Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from leases	$43
ROU assets obtained in exchange for lease liabilities:	344
Leases
Weighted average remaining lease term (in months):	12
Weighted average discount rate:	4.75%

2022	$49
Total Lease payments	49
Less: Amount Representing Interest	(8)
Total lease obligation	$41

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

The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received shared services amounting to $383 and $238 for the quarter ended September 30, 2022, and 2021 respectively. The Company has paid for these services during the quarter.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $48 and $54 for the quarter ended September 30, 2022, and 2021 respectively.

The balance receivable from related parties as of September 30, 2022, was $950 and for the year ended December 31, 2021, was $816. The amount represents advance payment towards project related services.

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

Acquisition of Devcool, Inc.

On December 10, 2021, Healthcare Triangle, Inc. (the “Company”) entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Devcool, Inc., a California corporation ("Devcool"), Go To Assistance Inc., a California corporation ("Seller"), and Mr. Sandeep Deokule, current Chief Executive Officer of Devcool (“SD”). Pursuant to the Share Purchase Agreement, the Company will acquire 5,000,000 shares of Devcool’s Class B Common Stock, par value $0.0001, which represents all the issued and outstanding capital stock of Devcool (the “Acquisition”). The closing of the Acquisition occurred on December 10, 2021 (the “Closing Date”). The Company exercised control by virtue of taking over the operation from November 01, 2021 (effective date) and the financials have been consolidated from this date.

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
3.	A sum of up to $2,500 as post-closing earnout payment (the “Earnout”), subject to Devcool’s achievement of the applicable yearly earnout targets set forth in the Share Purchase Agreement, which Earnout shall be payable as follows:
a)	up to $250 worth of Common Stock (calculated based on the average of the VWAPs for the 20 trading days immediately prior to December 31, 2022) issuable to SD or the Seller as SD’s nominee for achievement of the Year 1 Equity Earnout (as defined in Annexure B to the Share Purchase Agreement)
b)	up to $1,000 payable to the Seller or its nominees in cash upon achieving the Year 1 Cash Earnout; and
c)	up to $250 worth of Common Stock (calculated based on the average of the VWAPs for the 20 trading days immediately prior to December 31, 2023) issuable to SD or the Seller as SD’s nominee for achievement of the Year 2 Equity Earnout (as defined in Annexure B to the Share Purchase Agreement).
d)	up to $1,000 payable to the Seller or its nominees in cash upon achieving the Year 2 Cash Earnout; and
4.	The Company also issued the Seller a secured non-interest-bearing promissory note in the principal amount of $2,209 that matures on April 30, 2022 (the “Note”) that reflects an amount owed to the Seller by the Company equal to the difference between the amount of accrued and outstanding accounts receivable on the Closing Date less the amount of accrued and outstanding accounts payable on the Closing Date. The Company has repaid $1,709 during the quarter ended June 30, 2022 the balance amount outstanding as of June 30, 2022 is nil.

Based on the preliminary purchase price allocation, we recorded $1,289 of goodwill which is not tax deductible.

Presented below is the summary of the foregoing acquisitions Allocation of purchase price

Asset component	September 30, 2022
Intangibles	$6,018
Goodwill	1,289
Working capital	—
Current assets
Cash	970
Accounts receivables	3,142
Other current assets
Other Current Assets	11,419
Current liabilities
Accounts payable	758
Short term borrowing	2,209
Other current liabilities	679
Current liabilities	3,646
Net working capital acquired	7,773
Total purchase price	$7,773

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

The Company repurchased its common shares in the following months as part of share repurchase program plan announced on June 21, 2022.

Month	Shares purchased	Average cost per share	Amount
July, 2022	54,174	$0.80	$44
August, 2022	28,919	0.52	15
September, 2022	63,365	0.50	32
Total	146,458	$0.62	$91

9)  Debt Securities

A.  Convertible Note

The Company during the period commencing December 29, 2020, and ending on February 10, 2021, entered into several Securities Purchase Agreements with certain investors pursuant to which we issued $4,244 of convertible notes (“Convertible Notes”) bearing interest at 10% per annum and warrants to purchase our common stock (“Warrants”). All of the Convertible Notes have been either repaid or converted into equity prior to December 31, 2021. Interest expenses on convertible note for the quarter ended September 30, 2022, nil and $106 for September 30, 2021.

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

As of September 30, 2022, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants. The Warrants have been valued using the Black-Scholes-Merton Option (“BSM”) pricing model that is based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock fair value and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company’s stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.

The Company has recognized cost of nil for the quarter ended September 30, 2022, and nil for the quarter ended September 30, 2021.

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

D.  Short Term borrowing

The Company has obtained a credit facility from Seacoast business funding (SBF) a division of Seacoast National Bank during the quarter ended September 30, 2022. The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of September 30,2022, is $2,453 and nil for the period ended December 31, 2021.

E.  Warrant Liability

The Company has allocated the proceeds from convertible note between promissory notes and warrants; as of September 30, 2022, the Company has reported a Warrant liability of $55 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

Fair value assumptions	September 30, 2022
Estimated fair value of common stock warrant	$0.37
Exercise price	$0.40
Expected volatility	45%-52%
Expected terms (in years)	2
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

The components of the Company’s net deferred tax assets as of September 30, 2022 and December 31, 2021, were as follows (in thousands):

	September 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carry forward	$1,527	$1,445
Stock-based compensation	(11)	(18)
Other income (PPP loan forgiveness)	293	—
Fair value of warrant	—	(15)
Total Deferred tax asset	1,809	1,412
Less: Valuation allowance	$(1,809)	$(1,412)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net deferred tax asset	—	—

Income tax expense / (benefit) was computed as follows:

	September 30, 2022	September 30, 2021
Federal income tax	$—	$—
State income tax	37	1
Total Income taxes, Current provision	37	1
Deferred income taxes (benefit)	—	—
Total Income tax (benefit)	$37	$1

The Company’s effective tax rate is 2% for the quarter ended September 30, 2022 and 0% and for the quarter ended September 30, 2021 The future effective income tax rate depends on various factors, such as the Company’s income / (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

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

These assumptions used in the Black-Scholes option pricing model, other than the fair value of our common stock, are estimated as follows:

•	Expected volatility. Since a public market for our common stock did not exist prior to our IPO in October 2021 and, therefore, we do not have an extensive trading history of our common stock, we estimated the expected volatility based on the volatility of similar publicly-held entities (guideline companies) over a period equivalent to the expected term of the awards. In evaluating the similarity of guideline companies to us, we considered factors such as industry, stage of life cycle, size, and financial leverage. We intend to continue to consistently apply this process using the same or similar guideline companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our common stock becomes available.
•	Expected term. We estimate the expected term using the simplified method, as we do not have sufficient historical exercise activity to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method calculates the average period the stock options are expected to remain outstanding as the midpoint between the vesting date and the contractual expiration date of the award.
•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities corresponding with the expected term of the option
•	Expected dividend yield. We have never declared or paid any dividends and do not presently plan to pay dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

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

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share data)

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Equity 2020 Stock Incentive plan total shares	4,000,000	$0.40	—	—	4,000,000
Incentive Stock Options (ISO)	1,131,500	$0.40	—	—	1,131,500
Non-Qualified Stock Options (NSO)	452,000	$0.40	—	—	452,000
Non-Qualified Stock Options (NSO) - Directors Stock Options	230,000	$0.40	—	—	230,000
Cancelled/expired	—	—	—	—	—
Balance outstanding as at December 31, 2021	1,813,500	—	—	—	1,813,500
Balance available under the plan as at December 31, 2021	2,186,500	—	—	—	2,186,500
Transferred back to plan	(263,135)	—	—	—	(263,135)
Stock options issued	399,701	—	—	—	399,701
Balance available under the plan as of September 30, 2022	2,049,934	—	—	—	2,049,934

The Company issued and valued options using the Black-Scholes model for all 2022 issuances with the following significant assumptions.

Fair value assumptions	2022
Estimated fair value of common stock warrant	$0.37
Exercise price	$0.40
Expected volatility	45%-52%
Expected terms (in years)	4
Risk-free interest rate	1.48%-2.18%
Dividend yield	0%

The Company recognized compensation expenses related to ISO/NSO stock options of $13 during the three-month ended September 30, 2022 and $19 for the three month ended September 30, 2021.

14)  Defined Contribution Retirement Plan

The Company established the savings plan (hereinafter referred to as the “Plan”) to provide eligible employees with a means of deferring current compensation from income tax. This plan is offered to all employees who have attained twenty-one years of age and have competed six consecutive months of service with the employer. The Company, at its discretion, may make matching contributions and/or elective contributions at the end of the year to eligible participants. The Company has not made any matching contributions for the quarter ended September 30, 2022.

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

	Three Months Ended September 30,
	2022	2021
Net income (loss) attributable to common stockholders	$(2,339)	$(1,992)
Weighted average shares outstanding used in basic per common share computations	36,022,893	28,839,889
Weighted average shares outstanding used in diluted per common share computations	36,022,893	28,839,889
Basic /Diluted EPS	$(0.07)	$(0.07)

16)  Subsequent Events

For the quarter ended September 30, 2022, the Company has evaluated subsequent events through November 9, 2022 the date, which the financial statements were available to be issued. No reportable subsequent events have occurred through November 9, 2022, which would have a significant effect on the financial statements as of September 30, 2022 excluding the items mentioned below.

The Company has repurchased 49,011 common shares for a value of $16 at an average price of $0.33 per share.

The Company has issued 2,167,561 common shares which was issued as part of Pre-Funded warrant during private placement.

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

Overview

Healthcare Triangle, Inc. (the “Company”) is a leading healthcare information technology company focused on advancing innovative, industry-transforming solutions in the areas of cloud services, data science, professional and managed services for the Healthcare and Life Sciences industry. The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its s Life Sciences business to us. As of September 30, 2022, we had a total of 67 full time employees, 213 sub-contractors, including 130 certified cloud engineers, 93 Epic Certified EHR experts and 15 MEDITECH Certified EHR experts  . Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the quarter ended September 30, 2022, we generated revenues of approximately $11.9 million compared to revenue of $8.1 million for the quarter ended September 30, 2021 which represents an increase of $3.8 million or 48% compared to the previous year. Our approach leverages our proprietary technology platforms, extensive industry knowledge, and healthcare domain expertise to provide solutions and services that reinforce healthcare progress. Through our platform, solutions, and services, we support healthcare delivery organizations, healthcare insurance companies, pharmaceutical, and Life Sciences, biotech companies, and medical device manufacturers in their efforts to improve data management, develop analytical insights into their operations, and deliver measurable clinical, financial, and operational improvements. We offer a comprehensive suite of software, solutions, platforms, and services that enables some of the world’s leading healthcare and pharma organizations to deliver personalized healthcare, precision medicine, advances in drug discovery, development and efficacy, collaborative research and development, respond to real-world evidence, and accelerate their digital transformation. We combine our expertise in the healthcare technology domain, cloud technologies, DevOps and automation, data engineering, advanced analytics, AI/ML, IoT, security, compliance, and governance to deliver platforms and solutions that drive improved results in the complex workflows of Life Sciences, biotech, healthcare providers, and payers. Our differentiated solutions, enabled by our intellectual property and delivered as a service, provide advanced analytics, data science applications, and data aggregation in these highly regulated environments in a more compliant, secure, and cost-effective manner to our customers. Our deep expertise in healthcare allows us to reinforce our clients’ progress by accelerating their innovation. Our healthcare IT services include Electronic Health Records (EHR) and software implementation, optimization, extension to community partners, as well as application managed services, and backup and disaster recovery capabilities on public cloud. Our 24x7 managed services are used by hospitals and health systems, payers, Life Sciences, and biotech organizations in their effort to improve health outcomes and deliver deeper, more meaningful patient and consumer experiences. Through our services, our customers achieve a return on investment in their technology by delivering measurable improvements. Combined with our software and solutions, our services provide clients with an end-to-end partnership for their technology innovation.

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

On February 9, 2021, the Company received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) amounting to $1.1 million. The principal and interest on the PPP loans are forgivable after eight weeks if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels  . The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first six months. The Company has obtained waiver from its lender this amount shall be recognized as other income.

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

Platform Services

Platform Services from CloudEz, DataEz and Readabl.AI were offered as a solution delivery model till 2021. We have launched our platforms as Software as a Service (SaaS) on a subscription model.

The revenue from solutions delivery model contains a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. During the periods presented the company generated Platform revenue on solution delivery model only, which is non-recurring revenue.

Our SaaS agreements are generally non-cancellable during the term, although customers typically will have the right to terminate their agreements for cause in the event of material breach.

SaaS revenues are recognized ratably over the respective non-cancellable subscription term because of the continuous transfer of control to the customer. Our subscription arrangements is considered service contracts, and the customer will not have the right to take possession of the software Segment wise revenue breakup.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022	% Sales	2021	% Sales		2022	% Sales	2021	% Sales
	(In thousands)		(In thousands)			(In thousands)		(In thousands)
Revenue	$11,950	100%	$8,078	100%		$34,594	100%	$26,081	100%
Cost of revenue (exclusive of depreciation / amortization)	8,522	71%	5,352	66%		25,113	73%	17,829	68%
Research and development	1,471	12%	2,204	27%		3,183	9%	3,775	14%
Sales and marketing	1,815	15%	1,328	16%		5,206	15%	2,801	11%
General and administrative	1,480	12%	753	9%		4,282	12%	3,062	12%
Depreciation and amortization	909	8%	211	3%		2,464	7%	633	2%
Other income (PPP loan forgiveness)	—	0%	—	0%		(1,087)	(3%)	—	0%
Interest expense	55	0%	221	3%		129	0%	480	2%
Income taxes	37	0%	1	0%		51	0%	5	0%
Net income (loss)	$(2,339)	(20%)	$(1,992)	(25%	)	$(4,747)	(14%)	$(2,504)	(10%)

Three Months Ended September 30, 2022 and September 30, 2021

Revenue from operations

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Revenue	$11,950	$8,078	$3,872	48%

Revenue increased by $3.8 million, or 48% to $11.9 million for the quarter ended September 30, 2022, as compared to $8.1 million for the quarter ended September 30, 2021. Revenue from Software Services has increased resulting in net increase in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as IT cloud hosting and support call for services on a continuous basis and allow for strengthening of client relationships which can lead to additional engagements from the client. The Company is focusing on increasing the Managed Services & Support and Platform Services revenue to enhance our relationship and long-term engagement with our customers.

Our top 5 customers accounted for 76% of the revenue for the quarter ended September 30, 2022, and 79% form the quarter ended September 30, 2021, respectively.

The following table has the breakdown of our revenues for the quarter ended September 30, 2022, and 2021 for each of our top 5 customers. Two of the top 5 customers in 2022 are not the same for 2021.

Top Five Customers Revenue for three months ended September 30, 2022 and 2021.

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$4,562	38%
Customer 2	1,840	15%
Customer 3	1,218	10%
Customer 4	1,063	9%
Customer 5	$534	4%

2021

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$2,004	25%
Customer 2	1,653	20%
Customer 3	1,400	17%
Customer 4	754	9%
Customer 5	$624	8%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$3,770	$3,319	$451	14%
Managed Services and Support	792	790	2	0%
Platform Services	—	—	—	0%
Total Revenue	$4,562	$4,109	$453	11%

Revenue from Customer 1 increased by $0.5 million, or 11% to $4.6 million for the quarter ended September 30, 2022, as compared to $4.1 million for the quarter ended September 30, 2021. Software services revenue increased by $0.5 million or 14% to $3.8 million for the quarter ended September 30, 2022, as compared to $3.3 million for the quarter ended September 30, 2021. Managed Services and Support revenue increased by $0.02 million, or 0% to $0.8 million for the quarter ended September 30, 2022, as compared to $0.79 million for the quarter ended September 30, 2021. Revenue from customer 1 in 2021 mentioned in the above table is not the same customer mentioned in the top 5 customers of 2021.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Cost of revenue (exclusive of depreciation /amortization)	$8,522	$5,352	$3,170	59%

Cost of revenue, excluding depreciation and amortization increased by $3.1 million, or 59%, to $8.5 million for the quarter ended September 30, 2022, as compared to $5.4 million for the quarter ended September 30, 2021.

Research and Development

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Research and development	$1,471	$2,204	$733	33%

Research and development expenses decreased by $0.7 million, or 33% to $1.5 million for the quarter ended September 30, 2022, as compared to $2.2 million for the quarter ended September 30, 2021. The Company believes that focused investments in research and development are critical to its future growth and competitive position in the marketplace and central to the Company’s core business strategy.

Sales and Marketing

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Sales and marketing	$1,815	$1,328	$487	37%

Sales and marketing expenses increased by $0.5 million, or 37% to $1.8 million for the quarter ended September 30, 2022, as compared to $1.3 million for the quarter ended September 30, 2021, primarily driven by increases in headcount-related expenses.

General and administrative

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
General and administrative	$1,480	$753	$727	97%

General and administrative expenses increased by $0.7 million, or 97 % to $1.5 million for the quarter ended September 30, 2022, as compared to $0.8 million for the quarter ended September 30, 2021, this is primarily due to increase in professional services on account of becoming public.

Depreciation and amortization

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$909	$211	$698	331%

Depreciation and amortization expenses increased by $0.7 million, or 331% to $0.9 million for the quarter ended September 30, 2022, as compared to $0.2 million for the quarter ended September 30, 2021.The increase in depreciation and amortization expenses is on account of Intangibles from the of acquisition of Devcool Inc.

Interest expense

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Interest expense	$55	$221	$166	75%

Interest expenses decreased by $0.2 million, or 75% to $0.1 million for the quarter ended September 30, 2022, as compared to $0.2 million for the quarter ended September 30, 2021, this is primarily due to interest on convertible note in 2021 this was subsequently converted into equity at the time of IPO. The interest expenses during the current quarter represents interest on factoring facility availed during the current quarter.

Provision for Income Taxes

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Income taxes	$37	$1	$36	3,600%

Income taxes increased by $0.36, or 3,600% to $0.37 million for the quarter ended September 30, 2022, as compared (to $0.01 million for the quarter ended September 30, 2021.

Revenue by Operating Segment
	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$6,177	$2,307	$3,870	168%
Managed Services and Support	3,708	4,673	(965)	(21%)
Platform Services	2,065	1,098	967	88%
Revenue	$11,950	$8,078	$3,872	48%

Revenue from Software Services increased by $3.9 million, or 168% to $6.2 million for the quarter ended September 30, 2022, as compared to $2.3 million for the quarter ended September 30, 2021. Income from Software services increased on account of acquisition of Devcool Inc. Revenue from Managed Services and Support decreased by $1.0 million, or 21% to $3.7 million for the quarter ended September 30, 2022, as compared to $4.7 million for the quarter ended September 30, 2021. The revenue from Managed Services and Support revenue has decreased on account of decrease in revenue from hosting services. Revenue from Platform Services increased by $1.0 million, or 88% to $2.1 million for the quarter ended September 30, 2022, as compared to $1.1 million for the quarter ended September 30, 2021. The total customers serviced during the quarter ended September 30, 2022, increased to 44 from 35 for the quarter ended September 30, 2021.

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

Cost of Revenue

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$4,625	$1,705	$2,920	171%
Managed Services and Support	2,310	3,207	(897)	(28%)
Platform Services	1,587	440	1,147	261%
Cost of Revenue	$8,522	$5,352	$3,171	59%

Cost of Revenue from Software Services increased by $2.9 million, or 171% to $4.6 million for the quarter ended September 30, 2022, as compared to $1.7 million for the quarter ended September 30, 2021. The increase in cost of Software Services is due to higher Software Services revenue. Cost of Revenue from Managed Services and Support decreased by $0.9 million, or 28% to $2.3 million for the quarter ended September 30, 2022, as compared to $3.2 million for the quarter ended September 30, 2021. Cost of Revenue from Platform Services increased by $1.1 million, or 261% to $1.6 million for the quarter ended September 30, 2022, as compared to $0.4 million for the quarter ended September 30, 2021.

Segment operating profit (loss) by reportable segment were as follows:

Nine Months Ended September 30, 2022 and September 30, 2021

	Three Months Ended September 30,		Changes
	2022	2021	Amount	%
Software Services	$(145)	$80	$(225)	(281%)
Managed Services and Support	1,397	1,466	(69)	(5%)
Platform Services	(992)	(1,545)	553	(36%)
Total segment operating profit	260	1	259	(259%)
Less: unallocated costs	2,507	1,771	736	42%
Income (loss) from operations	(2,247)	(1,770)	(477)	(27%)
Other income	-	-	-	0%
Interest expense	55	221	166	75%
Net income (loss) before income tax	$(2,302)	$(1,991)	$(311)	(16%)

Operating loss from Software Services increased by $0.2 million, or 279% to $0.1 million for the quarter ended September 30, 2022, as compared to operating profit of $0.1 million for the quarter ended September 30, 2021. Operating profit from Managed Services and Support decreased by $0.1 million, or 5% to $1.4 million for the quarter ended September 30, 2022, as compared to $1.5 million for the quarter ended September 30, 2021. Operating loss from Platform Services decreased by $0.5 million, or 36% to $0.1 million for the quarter ended September 30, 2022, as compared to operating loss of $1.5 million for the quarter ended September 30, 2021.

Revenue from operations

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Revenue	$34,594	$26,081	$8,513	33%

Revenue increased by $8.6 million, or 33% to $34.6 million for the nine months ended September 30, 2022, as compared to $26 million for the nine months ended September 30, 2021. Revenue from Software Services has increased resulting in net increase in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as IT cloud hosting and support call for services on a continuous basis and allow for strengthening of client relationships which can lead to additional engagements from the client. The Company is determined to focus on increasing the Managed Services & Support and Platform Services revenue to enhance our relationship and long-term engagement with our customers. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue.

Our top 5 customers accounted for 74% in nine months ended September 30, 2022, and 74% in during nine months ended September 30, 2021, respectively.

The following table has the breakdown of our revenues for the nine months ended September 30, 2022, and 2021 for each of our top 5 customers. Two of the top 5 customers in 2022 are not the same for 2021.

Top Five Customers Revenue for nine months ended September 30, 2022 and 2021.

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$12,912	37%
Customer 2	4,770	14%
Customer 3	3,726	11%
Customer 4	2,963	9%
Customer 5	$1,181	3%

2021

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$11,295	43%
Customer 2	2,607	10%
Customer 3	2,131	8%
Customer 4	1,799	7%
Customer 5	$1,630	6%

The following table provides details of Customer 1 revenue by operating segments:

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$10,482	$10,274	$208	2%
Managed Services and Support	2,430	2,348	82	3%
Platform Services	—	—
Total Revenue	$12,912	$12,622	$290	2%

Revenue from Customer 1 increased by $0.3 million, or 2% to $12.9 million for the nine months ended September 30, 2022, as compared to $12.6 million for the nine months ended September 30, 2021. Software services revenue increased by $0.2 million or 2% to $10.5 million for the nine months ended September 30, 2022, as compared to $10.3 million for the nine months ended September 30, 2021. Managed Services and Support revenue increased by $0.1 million, or 3% to $2.4 million for the nine months ended September 30, 2022, as compared to $2.3 million for the nine months ended September 30, 2021. Revenue from customer 1 in 2021 mentioned in the above table is not the same customer mentioned in the top 5 customers of 2021.

Cost of Revenue (exclusive of depreciation /amortization)

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Cost of revenue (exclusive of depreciation /amortization)	$25,113	$17,829	$7,284	4	1%

Cost of revenue, excluding depreciation and amortization increased by $7.3 million, or 41%, to $25.1 million for the nine months ended September 30, 2022, as compared to $17.8 million for the nine months ended September 30, 2021.

Research and Development

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Research and development	$3,183	$3,775	$592	16%

Research and Development expenses decreased by $0.6 million, or 16% to $3.2 million for the nine months ended September 30, 2022, as compared to $3.8 million for the nine months ended September 30, 2021.

Sales and Marketing

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Sales and marketing	$5,206	$2,801	$2,405	86%

Sales and Marketing expenses increased by $2.4 million, or 86% to $5.2 million for the nine months ended September 30, 2022, as compared to $2.8 million for the nine months ended September 30, 2021, primarily due to increase in headcount-related expenses.

General and Administrative

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
General and administrative	$4,282	$3,062	$1,220	40%

General and Administrative expenses increased by $1.2 million, or 40 % to $4.3 million for the nine months ended September 30, 2022, as compared to $3.1 million for the nine months ended September 30, 2021, this is primarily due to increase in general liability insurance on account of becoming a public company.

Depreciation and amortization

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$2,464	$633	$1,831	289%

Depreciation and amortization expenses increased by $1.8 million, or 289% to $2.5 million for the nine months ended September 30, 2022, as compared to $0.6 million for the nine months ended September 30, 2021. The increase in is on account of amortization of intangibles from acquisition of Devcool Inc.

Interest expense

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Interest expense	$129	$480	$351	73%

Interest expenses decreased by $0.4 million, or 73% to $0.1 million for the nine months ended September 30, 2022, as compared to $0.5 million for the nine months ended September 30, 2021, this is primarily due to interest on convertible note in 2021 this was subsequently converted into equity at the time of IPO. The interest expenses during the current quarter represents interest on factoring facility availed during the current quarter.

Provision for Income Taxes

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Income taxes	$51	$5	$46	920%

Income taxes increased by $(0.05), or 920% to $0.05 million for the nine months ended September 30, 2022, as compared to $0.01 million for the   nine months ended September 30, 2021. This represents state taxes.

Segment performance

We currently provide our services and manage our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$18,218	$8,248	$9,970	121%
Managed Services and Support	11,879	14,204	(2,325)	(16%)
Platform Services	4,497	3,629	868	24%
Revenue	$34,594	$26,081	$8,513	33%

Revenue from Software Services increased by $9.9 million, or 121% to $18.2 million for the nine months ended September 30, 2022, as compared to $8.3 million for the nine months ended September 30, 2021. Income from Software services increased on account of acquisition of Devcool Inc. Revenue from Managed Services and Support decreased by $2.3 million, or 16% to $11.9 million for the nine months ended September 30, 2022, as compared to $14.2 million for the nine months ended September 30, 2021. The revenue from Managed Services and Support revenue has decreased on account of decrease in revenue from hosting services. Revenue from Platform Services increased by $0.9 million, or 24% to $4.5 million for the nine months ended September 30, 2022, as compared to $3.6 million for the nine months ended September 30, 2021. The total customers serviced during the nine months ended September 30, 2022, increased to 44 from 35 for the nine months ended September 30, 2021.

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

Cost of Revenue

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
	(In thousands, except percentages)
Software Services	$14,080	$5,926	$8,154	138%
Managed Services and Support	7,944	10,409	(2,465)	(24%)
Platform Services	3,089	1,494	1,595	107%
Cost of Revenue	$25,113	$17,829	$7,284	41%

Cost of Revenue from Software Services increased by $8.1 million, or 138% to $14 million for the nine months ended September 30, 2022, as compared to $5.9 million for the nine months ended September 30, 2021. The increase in cost of Software Services is due to higher Software Services revenue. Cost of Revenue from Managed Services and Support decreased by $2.5 million, or 24% to $7.9 million for the nine months ended September 30, 2022, as compared to $10.4 million for the nine months ended September 30, 2021. Cost of Revenue from Platform Services increased by $1.6 million, or 107% to $3.1 million for the nine months ended September 30, 2022, as compared to $1.5 million for the nine months ended September 30, 2021.

Segment operating profits (loss) by reportable segment were as follows:

	Nine Months Ended September 30,		Changes
	2022	2021	Amount	%
Software Services	$(665)	$1,070	$(1,735)	(162%)
Managed Services and Support	3,935	3,794	141	4%
Platform Services	(1,777)	(1,640)	(137)	(8%)
Total segment operating profit	1,493	3,224	(1,731)	(54%)
Less: unallocated costs	7,147	5,243	1,904	(36%)
Income (loss) from operations	(5,654)	(2,019)	(3,635)	(180%)
Other income	1,087	-	1,087	100%
Interest expense	129	480	351	73%
Net income (loss) before income tax	$(4,696)	$(2,499)	$2,197	(88%	)

Operating loss from Software Services increased by $1.7 million, or 162% to $0.7 million for the nine months ended September 30, 2022, as compared to operating profit of $1 million for the nine months ended September 30, 2021. Operating profit from Managed Services and Support increased by $0.1 million, or 4% to $3.9 million for the nine months ended September 30, 2022, as compared to $3.8 million for the nine months ended September 30, 2021. Operating loss from Platform Services increased by $0.1 million, or 8% to $1.8 million for the nine months ended September 30, 2022, as compared to $1.7 million for the nine months ended September 30, 2021.

 Liquidity and Capital Resources

Liquidity

The current ratio measures a company's ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company's liquidity position. A good current ratio is between 1.2 to 2 which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the three months ended September 30, 2022, financial statement is 2.2 compared to 1.9 for the financial year ended December 31, 2021.

The Company’s current debt equity ratio, based on the three months ended September 30, 2022, financial statement is 0.14, for the nine months ended September 30, 2022, compared to 0.21 for the nine months ended December 31, 2021. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

We believe our existing cash, cash equivalents and amounts available under our credit facilities will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, though we may require additional capital resources in the future.

Sources of Liquidity

As of September 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $4.1 million. We believe that our cash and cash equivalents as of September 30, 2022, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

	As of September 30, 2022	As of September 30, 2021
	(In thousands)
Cash and cash equivalents	$4,144	$1,148
Short-term investments	—	—
Total cash, cash equivalents and short-term investments	$4,144	$1,148

As of September 30, 2022, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $4.1 million.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by / (used in) operating, investing, and financing activities for the periods indicated:

	As of September 30, 2022	As of September 30, 2021
	(In thousands)
Cash flows provided by (used in) operating activities	$(372)	$(3,878)
Cash flows used in investing activities	(3,305)	(50)
Cash flows provided by financing activities	6,051	3,673
Net increase in cash and cash equivalents	$2,374	$(255)

Operating Activities

Cash provided (used) by operating activities during the nine months ended September 30, 2022, was $(0.4) million compared to $(3.8) million for the nine months ended September 30, 2021. The increase in cash flows from operating activities was mostly due to an increase in cash collected from our customers.

Investing Activities

Net cash used in investing activities was $(3.3) million for the nine months ended September 30, 2022, and $(0.1) million for the nine months ended September 30, 2021. The increase was on account of payments towards development of intangible.

Financing Activities

Cash (outflow)/inflow from financing activities was $6 million for the nine months ended September 30, 2022 and $3.6 million for the nine months ended September 30, 2021. The company repaid the entire loan availed at the time of acquisition of Devcool Inc in December 2021. During the previous period, the company raised convertible note of $3.6 million which was subsequently converted into equity at the time of IPO.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

HEALTHCARE TRIANGLE, INC.

Date: November 10, 2022	/s/ Suresh Venkatachari
Suresh Venkatachari

Date: November 10, 2022	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran

