Form 10-K
period 2022-12-31
Healthcare Triangle, Inc.
filed 2023-03-28
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 28, 2023, 41,709,531 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

1

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect," "seek," or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading "Risk Factors" and in our publicly available filings and press releases. These statements include, among other things, those regarding:

•	our ability to continue to add new customers and increase sales to our existing customers;
•	our ability to develop new solutions and bring them to market in a timely manner;
•	our ability to timely and effectively scale and adapt our existing solutions;
•	our dependence on establishing and maintaining a strong brand;
•	the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;
•	system failures or capacity constraints
•	the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;
•	our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in technology and development, marketing and advertising, general and administrative and customer care expenses, and our ability to achieve and maintain future profitability;
•	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers' lifetime spend;
•	our ability to provide high quality customer care;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our ability to grow internationally;
•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;
•	our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;
•	our ability to maintain our relationships with our partners;
•	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to maintain or improve our market share;
•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;
•	beliefs and objectives for future operations;
•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;
•	economic and industry trends or trend analysis;
•	our ability to attract and retain qualified employees and key personnel;
•	anticipated income tax rates, tax estimates and tax standards;
•	interest rate changes;
•	the future trading prices of our common stock;
•	our expectations regarding the outcome of any regulatory investigation or litigation;
•	the amount and timing of future repurchases of our common stock under any share repurchase program;
•	the potential impact of shareholder activism on our business and operations;
•	the length and severity of the coronavirus (COVID-19) pandemic and its impact on our business, customers and employees; as well as other statements regarding our future operations, financial condition, growth prospects and business strategies.

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

Unless expressly indicated or the context suggests otherwise, references to "Healthcare Triangle", “HTI”, "company", "we", "us" and "our" refer to Healthcare Triangle Inc. and its consolidated subsidiary.

 RISK FACTORS SUMMARY

Investing in our common stock involves numerous risks, including the risks summarized below and described in further detail in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, but are not limited to, the risks noted below.

•	Competition with companies that have greater financial, technical, and marketing resources than we have could result in a loss of clients and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.
•	We are dependent on the continued availability of third-party hosting and transmission services. Loss of contractual relationship with operational issues with, or changes to the costs of, our third-party data center providers could harm our business, reputation, or results of operations.
•	Our Parent’s control could prevent us from obtaining essential services at lower rates and if our Parent ceases to provide us with services our business could suffer.
•	As a “controlled company” under the Nasdaq Marketplace Rules, we may choose to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public stockholders.
•	A significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation, and results of operations.
•	Defects or disruptions in our cloud software solutions could result in diminished demand for our platforms and services, a reduction in our revenues, and subject us to substantial liability.
•	We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan.
•	We may be unable to successfully introduce new products or services or fail to keep pace with advances in technology.
•	Our business depends in part on our ability to establish and maintain additional strategic relationships.
•	Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.
•	Protection of certain intellectual property may be difficult and costly, and our inability to protect our intellectual property could reduce the value of our products and services.
•	We may be liable for infringing the intellectual property rights of others.
•	We may not be able to protect our intellectual property rights throughout the world.
•	Our use of third-party open-source software could negatively affect our ability to offer our products and services through our platforms and subject us to possible litigation.

•	Any failure to protect our intellectual property that is not registered could impair our business.
•	Markets for our products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively in these markets.
•	Increased government involvement in healthcare could materially and adversely impact our business.
•	Consolidation in the healthcare industry could adversely impact our business, financial condition, and operating results.
•	We are subject to numerous regulatory requirements of the healthcare industry and is susceptible to a changing regulatory environment.
•	We may be directly and indirectly liable for its client’s non-compliance with laws and regulations addressing Electronic Health Records.
•	We may be subject to liability as a result of a failure or a perceived failure to comply with laws and regulations governing approval and reimbursement of claims by healthcare industry payers.
•	We may have to incur material expenses in order to accommodate its client’s interoperability requests dictated by interoperability standards of exchange of health information.
•	We may not see the benefits from government funding programs initiated to accelerate the adoption and utilization of health information technology.
•	We may be subject to false or fraudulent claim laws.
•	The market for our data analysis systems and software solutions is new and unproven and may not grow.
•	If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
•	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.
•	Our Parent owns approximately 61% of our common stock and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval.
•	Regulatory action against our Parent and our Chief Executive Officer in foreign jurisdiction.

The elimination of personal liability against our directors and officers under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

PART I

Item 1. Business

We are a Healthcare information technology company focused on advancing innovative industry-transforming solutions in the sectors of cloud services, data science, and professional and managed services for the Electronic Health Record (EHR), Healthcare and Life Sciences industry.

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

We believe our principal competitive factors in our market include our technology capabilities, domain expertise, and on-demand customer support for companies to realize the benefits of modern cloud, data, and security architectures. There are several unique factors mentioned below that make HTI an attractive service provider for healthcare and Life Sciences companies:

•	Technology Platforms: our proprietary software platforms, CloudEz and DataEz, are leveraged by our healthcare and Life Sciences customers for cloud transformation, automation, data management, security and data governance, and clinical and non-clinical operations management. Our readabl.ai platform uses state-of-the-art public cloud artificial intelligence and machine learning to recognize and extract healthcare information from documents, faxes, and narrative reports.
•	Technology Enabled Services: our ability to deliver world-class services in the areas of cloud technologies, data, AI/ML, security, compliance, governance and extend these capabilities with clinical and operational consultants that work across the healthcare industry to improve patient and consumer outcomes.
6

•	Expertise in Compliance: our compliance and validation experts enable us to implement Health Insurance Portability and Accountability Act (HIPAA) requirements in GxP regulated establishments; GxP encompasses a broad range of compliance-related activities such as Good Laboratory Practices (GLP), Good Clinical Practices (GCP), and Good Manufacturing Practices (GMP). HTI’s technology platforms CloudEz and DataEz are HITRUST self-certified. HTI also supports BAA (Business Associate Agreement) coverage for healthcare clients along with cloud providers and PCI-DSS standards.
•	Engagement and Flexibility: HTI’s ability to achieve customer operational objectives through our design and commercialization of innovative solutions with an outcome-based approach and prompt feedback.
•	Team Members: our world-class team of certified cloud architects and our unique expertise in large global pharmaceutical and biotech organizations and other participants of the healthcare industry.
•	Personal Approach to Customers: our strong relationship management and deep understanding of customer requirements enable us to continuously drive innovation. Our delivery methodology and automation-based approach give us the ability to respond to our customers’ needs and requirements rapidly.
•	Partnership with Industry Leaders: our established relationships with healthcare and Life Sciences teams of the public cloud providers, including Amazon Web Services (“AWS”), Google Cloud, Microsoft Azure Cloud, and EHR vendors such as MEDITECH and Epic Systems while engaging with our customers for overall success.

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

Background

As of December 31, 2022, SecureKloud Technologies, Inc., f/k/a 8K Miles Software Services, Inc., a Nevada corporation (the “Parent”), owns approximately 61.14% of the Company. Our Parent is 65.2% owned by SecureKloud Technologies Ltd., an Indian company that is publicly traded in India.

We are led by a diverse, global, and talented team of data scientists, thought leaders, software developers, and subject matter experts who seek to understand our customers’ challenges and are dedicated to tackling these challenges. As of December 31, 2022, we had a total of 51 full time employees, 225 sub-contractors, including 122 certified cloud engineers, 107 Epic Certified EHR experts and 17 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access.

The Company, along with the Parent, is a born-on-the-cloud Premier Partner of AWS and an audited next generation MSP. We are a leading partner of Google Cloud and a Gold Cloud Partner of Microsoft Azure Cloud. HTI, along with the Parent, is currently one of the top tier Healthcare and Life Sciences competency partners of AWS among more than 100,000 partners in their global community of partners. The Company is also recognized as one of the top eight partners of Google Cloud Healthcare Interoperability Readiness Program. The Company has also established partnerships with Medical Information Technology, Inc. MEDITECH, Epic Systems, Splunk Inc., Snowflake Inc., Looker Inc. (acquired by Google), and other technology companies. Our Parent was rated in 2021 by Solutions Review, an independent online magazine, as one of the 22 best AWS-managed services providers(1). The Company has several Fortune 500 clients in the Life Sciences industry and partners with many hospitals in their cloud transformation journey. We conduct our business directly with hospitals and other healthcare providers. Our Healthcare IT services include systems selection, EHR implementation, post-implementation support to manage EHRs, legacy support, optimization, training, and creation of efficient EHR systems, and improvement of clinical outcomes for hospitals.

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

The US healthcare cloud transformation services market will grow to $30B by 2027 with 17.4% CAGR as per Absolution Market Insights(2). Bloomberg business report estimates that the global market for healthcare data science and analytics will be $40B by 2025 with a CAGR of 23.5%(3). The US healthcare IT services market is estimated to be $149B by 2025 with a CAGR 11.7% as per Allied Market Research(4). The medical document management market is estimated to be $555M by 2025 as per Market Data Forecast(5).

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

•	See https://solutionsreview.com/cloud-platforms/best-aws-managed-service-providers/.
•	https://www.absolutemarketsinsights.com/reports/healthcare-Cloud-Computing-Market--2019-2027-234
•	https://www.bloomberg.com/press-releases/2020-04-16/healthcare-analytics-market-size-to-reach-usd-40-781- billion-by-2025-cagr-of-23-55-valuates-reports
•	https://www.alliedmarketresearch.com/press-release/us-healthcare-it-market.html
•	https://www.marketdataforecast.com/market-reports/medical-documents-management-market

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

We believe our DataEz platform addresses these challenges. DataEz is a cloud-based data pipeline platform that helps to enable personal healthcare data management, analytics, and data science capabilities for large Life Sciences, pharmaceutical, and healthcare organizations. It integrates with a larger variety of data sources to ingest, process, store, analyze, and gain insights from the data. By leveraging the real-world evidence data and the ability to diagnose through advanced predictive modelling, AI/ML makes the process simpler and less expensive. Life Sciences industries will require a secure, privacy-compliant, and future-proof data platform as a foundation for large-scale genomics collaborations and for efforts to analyze archived data, including privacy-protected data. This means most organizations will turn into data organizations and will aggressively leverage data as a core asset to drive innovation in their businesses.

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

CloudEz Applications
N-Tier Web Applications
Digital Health Applications
SAP
Databases
DataEz Applications
Data Pipeline
Application Hosting
Advanced Analytics
AI & ML
Visualization
DataEz Services
Data Ingestion
Data Tokenization
Data Cleaning & Verification
Metadata Discovery
Data Warehouse
Transformation & ETL
Data Security
Data Classification
Data Lineage
Data Catalog
CloudEz Services
Web Portal
API
APIs
HTI Container Service
HTI Compute Service
HTI Serverless Service

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

DataEz is a cloud-based data analytics and data science platform purpose-built for the data analytics and data science requirements of large Life Sciences/pharmaceutical and healthcare provider organizations. This platform enables our healthcare customers to ingest, securely analyze, and transform data from disparate sources to gain operational, financial, and clinical insights. DataEz is a fully secured and compliant platform that meets the regulatory requirements and we offer this as a solution and Software as a Service (SaaS) subscription model for Life Sciences and healthcare provider customers.

Combinations of all proprietary technology toolsets are configured to quickly empower highly differentiated solutions for customer needs in a highly scalable fashion. The flexibility of the platform’s modular design enables customers to integrate the capabilities of the platform with their own internal capabilities or other third-party solutions. The platforms bring to the marketplace a highly extensible, national-scale capability to interconnect with the healthcare ecosystem on a massive scale. This enables healthcare organizations to aggregate and analyze data in petabyte volumes, arrive at sophisticated insights in real-time, drive meaningful impact, and intuitively visualize data and information to inform business strategy and execution.

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

Cloud IT Services

Cloud IT is a service offering that we provide that incorporates several of our existing technological platforms. Below are several of the benefits of our Cloud IT service:

1.	Multi-Cloud Advisory: Our certified public cloud architects and engineers are highly experienced and successful in providing end-to-end cloud advisory and deployment services. Our expert team of cloud certified professionals develops and deploys complex applications onto public, private, and hybrid clouds. In addition, we have a proven track record of migrating various IT infrastructures into cloud technologies, enabling healthcare organizations to attain their business goals. We help our customers analyze and identify suitable cloud options for their IT enterprise by clearly defining strategies of the cloud and the roadmap for its transformation. Our experts create secure, scalable, innovative, and robust cloud solutions that address the requirements of healthcare organizations by performing a detailed evaluation of technical compatibility and business objectives.
2.	DevOps as a Service: Cloud DevOps, often also referred to as DevSecOps given the criticality of security of the cloud, is the IT methodology through which enterprises migrate and manage their platforms and solutions in a continuous fashion on the cloud. healthcare enterprise IT leadership can rely on HTI’s turnkey managed services, strategic advisory services, proven methodology, automation capabilities, and expertise to steadily migrate their IT assets to the cloud.
3.	Cloud Security Operations Centre (SOC): CloudEz comes with advanced AI/ML-enabled alerts and monitoring services over and across the enterprise cloud environment. By implementing automated BOTs, our operations centre ensures our clients have a de-risked cloud environment by ensuring continuous security and regulatory compliance.
4.	Healthcare Cloud Backup and Disaster Recovery (BU/DR): Our cloud disaster recovery solution is a fully managed infrastructure solution that enables hospitals to host their DR instances on public cloud platforms such as AWS. Our solution specifically serves the MEDITECH market today. MEDITECH BU/DR solution will soon be available on AWS marketplace for healthcare customers.

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

Corporate Information

Our principal executive office is located at 7901 Stoneridge Drive, Suite220, Pleasanton, CA 94588. Our telephone number is (925) 270-4812. Our website address is https://www.healthcaretriangle.com/. The information on our website or that may be accessed by links on our website is not incorporated by reference into this Form 10-K. We make available, free of charge and through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission.

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

Recent Changes in our senior management team or change in other key personnel could have a negative effect on our ability to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team or other key personnel. Recently, our founder and former Chief Executive Officer, Suresh Venkatachari, was suspended from his roles as our Chairman and Chief Executive Officer and he subsequently resigned from our board of directors and will likely not return as the Company’s Chief Executive Officer. Currently, our management team is led by our Chief Operating Officer, Roy Sookhoo who was appointed on January 5, 2023. Additionally, in December of 2022, three of our independent directors resigned and were replaced by three new independent directors in January 2023. The success of our new board of directors and Mr. Sookhoo in leading our management team is critical to our vision, strategic direction, culture, products, and technology. We do not maintain key-man insurance for Mr. Sookhoo or any other member of our senior management team. Any leadership transitions can be inherently difficult to manage, and an unsuccessful transition may cause disruption to our business. In addition, change in the senior management team may create uncertainty among investors concerning our future direction and performance. Any disruption in our operations or uncertainty around our ability to execute could have an adverse effect on our business, financial condition, or results of operations.

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

Historically, our revenue has been concentrated among a small number of customers. In the fiscal year ended December 31, 2022, our top customer and our top five customers accounted for 39% and 73% of our revenue, respectively. As a result, the loss of one or more of these customers could materially reduce our revenue, harm our results of operations, and limit our growth.

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

If the demand for cloud-based solutions declines, particularly in the Life Sciences industry, our revenues could decrease, and our business could be adversely affected.

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

Risks Related Ownership of Our Securities

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

If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On June 3, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, we were provided an initial period of 180 calendar days, or until November 30, 2022, to regain compliance with the minimum bid price rule. We did not regain compliance with the minimum bid price rule by the initial compliance date, and applied for an additional duration of 180 calendar days to regain compliance with the minimum bid price rule, a period expiring on May 30, 2023.

Apart from the aforementioned notice, on December 29, 2022, further Nasdaq notified us that due to the resignations of Mr. Jeffrey S. Mathiesen, Mr. John Leo and Ms. April Bjornstad from the our board of directors, audit committee and compensation committee, we no longer complied with Nasdaq’s independent director, audit committee and compensation committee requirements as set forth in Listing Rule (i) 5605(b)(1) which requires that a majority of the board of directors be composed of “independent directors” as defined by Rule 5605(a)(2); (ii) Rule 5605(c)(2) which requires that the board continue to have an audit committee of at least three members, each of whom must be an independent director as defined under Rule 5605(a)(2); and (iii) Rule 5605(d)(2) which requires that the board continue to have a compensation committee of at least two members who must be independent directors as defined under Rule 5605(a)(2). In response to this, Nasdaq gave us until January 27, 2023 to submit a compliance plan, which was submitted on January 27, 2023 and accepted by the Nasdaq on January 27, 2023   granting us an extension of up to 180 days from December 29, 2022 for the Company to evidence compliance.

To date, we have not regained compliance with the minimum bid price rule, but have regained compliance with respect to Nasdaq’s independent director, audit committee and compensation committee requirements as set forth in Listing Rule 5605(b)(1), Rule 5605(c)(2), and Rule 5605(d)(2). If, at any time during the additional compliance period the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

On October 19, 2022, we filed a definitive proxy statement for a Special Meeting of Stockholders that was held on November 17, 2022 at which meeting we approved the resolution to give our board the discretion to effect a reverse stock split of our common stock in a range of split ratios from 1-for-2 to 1-for-10 at any time prior to May 29, 2023.

If we do not regain compliance with the minimum bid price rule by the required date and we are not eligible for any additional compliance period at that time, the Nasdaq Listing Qualifications Department staff will provide us written notification that our common stock may be delisted. At that time, we may appeal the staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, even if we appeal the staff’s delisting determination to the Nasdaq Listing Qualifications Panel, such appeal would be successful.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Capital Market would also make it more difficult for our stockholders to sell our common stock in the public market.

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

Our Parent owns approximately 61% of our common stock and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval.

Our Parent owns approximately 61% of our common stock. As a result, our Parent has control over all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, the approval of any business combination, and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders, including public stockholders like you.

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

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations, and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws, and dependent upon a number of factors, including our earnings, capital requirements, and overall financial conditions. In addition, our ability to pay dividends on our common stock may be restricted by the terms of any future debt or preferred securities issuances. Accordingly, your only opportunity to achieve a return on your investment in our Company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease and maintain our primary offices at 7901 Stoneridge Drive, Suite # 220 Pleasanton CA, USA 94588.We also have our satellite lease offices at 2 Tower Centre Blvd, 8th Floor, Suite # 804, East Brunswick, NJ 08816. We currently do not own any real estate.

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

Holders

As of March 2, 2023, there were 49 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022, regarding our common stock that may be issued under the Plan.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	1,345,201	$0.39	1,959,299
Total	1,345,201	$0.39	1,959,299

(1)	The Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and shareholders have approved a total reserve of 4,000,000 shares for issuance under the Plan.
(2)	The total reserve of 4,000,000 shares represents 8.75%of the equity on a fully diluted basis.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto, and the consolidated financial statements and the related notes thereto all included elsewhere in this report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, and in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”.

Overview

Healthcare Triangle, Inc. is a leading healthcare information technology company focused on advancing innovative, industry-transforming solutions in the areas of cloud services, data science, professional and managed services for the Healthcare and Life Sciences industry.

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its s Life Sciences business to us. As of December 31, 2022, we had a total of 51 full time employees, 225 sub-contractors, including 122 certified cloud engineers, 107 Epic Certified EHR experts and 17 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the twelve months ended December 31, 2022, we generated revenues of approximately $45.9 million compared to revenue of $35.2 million for the twelve months ended December 31, 2021, which represents an increase of $10.6 million or 30% compared to the previous year.

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

Our Business Model

The majority of our revenue is generated by our full-time employees/consultants who provide software services and Managed Services and Support to our clients in the Healthcare and Life Sciences industry. Our software services include strategic advisory, implementation and development services and Managed Services and Support include post implementation support and cloud hosting. Our CloudEz and DataEz platforms became commercially available to deploy under solution delivery model in 2019 and Readabl.AI platform from last quarter of 2020. While these platforms are commercially available, we continue to upgrade them on a regular basis.

We are in the early stages of marketing CloudEz, DataEz and Readabl.AI as our SaaS offerings on a subscription basis, which we expect will provide us with recurring revenues. We do not yet have enough information about our competition or customer acceptance of our SaaS offerings to determine whether or not recurring subscription revenue will have a material impact on our revenue growth.

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

The Company reported sequential growth in revenue in 2022; There has been no major impact on account of COVID-19 during the quarter ended December 31, 2022.

The Company has obtained necessary funding to manage our short-term working capital requirements. The Company has not altered any credit terms with its customers and the realization from the customers have generally been on time. The Company has been able to service its debt and other obligations on time. There has been no material impact on the operational liquidity and capital resources on account of COVID-19.

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
43

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Twelve Months Ended December 31,
	(In thousands)
	2022	% of Sales	2021	% of Sales
Revenue	$45,886	100%	$35,270	100%
Cost of Revenue (exclusive of depreciation /amortization)	34,591	75%	24,748	70%
Research and Development	5,953	13%	5,257	15%
Sales and Marketing	6,650	14%	4,761	13%
General and Administrative	5,734	12%	4,440	13%
Depreciation and Amortization	3,374	7%	1,422	4%
Other income	(1,081)	2%	—	0%
Interest expense	212	0%	567	2%
Income taxes	63	0%	24	0%
Net (loss)	$(9,610)	(21)%	$(5,949)	(17)%

Twelve Months Ended December 31, 2022, and 2021

Revenue from operations

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Revenue	$45,886	$35,270	$10,616	30%

Revenue increased by $10.6 million, or 30% to $45.9 million for the twelve months ended December 31, 2022, as compared to $35.2 million for the twelve months ended December 31, 2021. Revenue from Software Services increased on acquisition of Devcool Inc. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as IT cloud hosting and support call for services on a continuous basis and allow for strengthening of client relationships which can lead to additional engagements from the client. Therefore, the Company is determined to focus on increasing the Managed Services & Support and Platform Services revenue to enhance our relationship and long-term engagement with our customers. We have made additional investments in Sales & Marketing and Research & Development to grow Managed Services & Support and Platform Services revenue. We expect this trend to continue and have a net positive impact on overall results of the operations.

Our top 5 customers accounted for 72% of revenue during the twelve months ended December 31, 2022 and 66% during the twelve months ended December 31, 2021, respectively.

The following table has the breakdown of our revenues for the twelve months ended December 31, 2022 and 2021 for each of our top 5 customers. Several of the top 5 customers in 2022 are not the same for 2021.

Top Five Customers’ Revenue for Twelve months ended December 31, 2022

Customer	Amount(In thousands)	% of Revenue
Customer 1	$17,768	39%
Customer 2	5,598	12%
Customer 3	4,676	10%
Customer 4	3,698	8%
Customer 5	$1,585	3%

Top Five Customers’ Revenue for Twelve months ended December 31, 2021

Customer	Amount(In thousands)	% of Revenue
Customer 1	$12,678	36%
Customer 2	3,214	9%
Customer 3	2,907	8%
Customer 4	2,675	8%
Customer 5	$1,799	5%

The following table provides details of Customer 1 revenue by operating segments:

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Software Services	$14,519	$13,480	$1,039	8%
Managed Services and Support	3,249	3,138	111	4%
Platform Services	—	—	—	%
Total Revenue	$17,768	$16,618	$1,150	7%

Revenue from Customer 1 increased by $1 million, or 8% to $17.7 million for the twelve months ended December 31, 2022, as compared to $16.6 million for the twelve months ended December 31, 2021. Software Services revenue increased by $1 million or 8% to $14.5 million for the twelve months ended December 31, 2022, as compared to $13.5 million for the twelve months ended December 31, 2021. Managed Services and Support revenue increased by $0.1 million, or 4% to $3.2 million for the twelve months ended December 31, 2022, as compared to $3.1 million for the twelve months ended December 31, 2021.

Cost of Revenue (exclusive of depreciation /amortization)

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Cost of Revenue (exclusive of depreciation /amortization)	$34,591	$24,748	$9,843	40%

Cost of revenue, excluding depreciation and amortization increased by $9.8 million, or 40%, to $34.6 million for the twelve months ended December 31, 2022, as compared to $24.8 million for the twelve months ended December 31, 2021. The increase was mainly due to an increase in operational expenses related to delivery of software services.

 Research and Development

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Research and Development	$5,953	$5,257	$696	13%

Research and Development expenses increased by $0.7 million, or 13% to $5.9 million for the twelve months ended December 31, 2022, as compared to $5.2 million for the twelve months ended December 31, 2021. The increase was mainly due to engineering and other technical functions supporting our continued investment in our platforms.

Sales and Marketing

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Sales and Marketing	$6,650	$4,761	$1,889	40%

Sales and Marketing expenses increased by $1.9 million, or 40% to $6.7 million for the twelve months ended December 31, 2022, as compared to $4.8 million for the twelve months ended December 31, 2021, this is primarily due to additional investments in Sales and Marketing.

General and Administrative

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
General and Administrative	$5,734	$4,440	$1,293	29%

General and Administrative expenses increased by $1.3 million, or 29 % to $5.7 million for the twelve months ended December 31, 2022, as compared to $4.4 million for the twelve months ended December 31, 2021, this is primarily due to increase in general liability insurance cost on account of becoming a public company.

Depreciation and amortization

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Depreciation and amortization	$3,374	$1,422	$1,952	137%

Depreciation and amortization expenses increased by $1.9 million, or 137% to $3.3 million for the twelve months ended December 31, 2022, as compared to $1.4 million for the twelve months ended December 31, 2021, this is mainly on account amortization from acquisition of Devcool Inc.

Interest expense

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Interest expense	$212	$567	$(355)	(63)%

Interest expenses decreased by $0.4 million, or 63% to $0.2 million for the twelve months ended December 31, 2022, as compared to $0.6 million for the twelve months ended December 31, 2021, this is primarily due to interest on convertible note in 2021 this was subsequently converted into equity at the time of IPO. The interest expenses during the current year represents interest on factoring facility availed during the current year.

Provision for Income Taxes

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Income tax	$63	$24	$39	163%

Income tax increased by $0.04 million, or 163% to $0.06 million for the twelve months ended December 31, 2022, as compared to $0.02 million for the twelve months ended December 31, 2021, this represents state taxes.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Software Services	$25,883	$12,430	$13,453	108%
Managed Services and Support	15,178	19,003	(3,825)	(20)%
Platform Services	4,825	3,837	988	75%
Revenue	$45,886	$35,270	$10,616	30%

We currently provide our services and manage our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

Revenue from Software Services increased by $13.5 million, or 108% to $25.8 million for the twelve months ended December 31, 2022, as compared to $12.4 million for the twelve months ended December 31, 2021. Income from Software services increased on account of the acquisition of Devcool Inc. The total number of customers serviced during the twelve months ended December 31, 2022, increased to 53 from 48 for the twelve months ended December 31, 2021. Revenue from Managed Services and Support decreased by $3.8 million, or 20% to $15.2 million for the twelve months ended December 31, 2022, as compared to $19 million for the twelve months ended December 31, 2021. The revenue from Managed Services and Support revenue has decreased on account of the decrease in revenue from hosting services. Revenue from Platform Services increased by $0.1 million, or 26% to $4.8 million for the twelve months ended December 31, 2022, as compared to $3.8 million for the twelve months ended December 31, 2021.

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

Cost of Revenue

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Software Services	$20,533	$9,031	$11,502	127%
Managed Services and Support	10,697	14,094	(3,397)	(24)%
Platform Services	3,361	1,623	1,738	107%
Cost of Revenue	$34,591	$24,748	$9,843	40%

Cost of Revenue from Software Services increased by $11.5 million, or 127% to $20.5 million for the twelve months ended December 31, 2022, as compared to $9 million for the twelve months ended December 31, 2021. The increase in cost of Software Services is due to increase in Software Services revenue. Cost of Revenue from Managed Services and Support decreased by $3.4 million, or 24% to $10.7 million for the twelve months ended December 31, 2022, as compared to $14.1 million for the twelve months ended December 31, 2021. The decrease is on account of the decrease in cloud hosting revenue. Cost of Revenue from Platform Services increased by $1.7 million, or 107% to $3.3 million for the twelve months ended December 31, 2022, as compared to $1.6 million for the twelve months ended December 31, 2021.

Segment operating profits by reportable segment were as follows:

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Software Services	$(1,381)	$1,769	$(3,150)	(178)%
Managed Services and Support	4,481	4,909	(428)	(9)%
Platform Services	(4,489)	(3,043)	(1,446)	(48)%
Total segment operating profit (loss)	(1,389)	3,635	(5,024)	(138)%
Less: unallocated costs	9,025	8,993	32	(0)%
Income from operations	(10,414)	(5,358)	(5,056)	(94)%
Other Income	1,081	—	1,081	100%
Interest expense	211	567	(356)	63%
Net (loss) before income tax	$(9,546)	$(5,925)	$3,621	(61)%

Operating loss from Software Services increased by $3.2 million, or 178% to $(1.4) million for the twelve months ended December 31, 2022, as compared to $1.8 million for the twelve months ended December 31, 2021. Operating profit from Managed Services and Support decreased by $0.4 million, or 9% to $4.4 million for the twelve months ended December 31, 2022, as compared to $4.9 million for the twelve months ended December 31, 2021. Operating loss from Platform Services increased by $1.4 million, or 48 % to $(4.5) million for the twelve months ended December 31, 2022, as compared to $(3.1) million for the twelve months ended December 31, 2021

Liquidity and Capital Resources

	As of December 31, 2022	As of December 31, 2021
	(In thousands)
Cash and cash equivalents	$1,341	$1,770
Total cash, cash equivalents and short-term investments	$1,341	$1,770

	As of December 31, 2022	As of December 31, 2021
	(In thousands)
Cash flows used in operating activities	$(2,600)	$(7,112)
Cash flows used in investing activities	(3,319)	(7,629)
Cash flows provided by financing activities	5,490	15,108
Net increase in cash and cash equivalents	$(429)	$367

As of December 31, 2022, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $1.3 million.

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

Liquidity

The current ratio measures a company's ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company's liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the twelve months ended December 31, 2022 financial statement is 1.3, compared to 1.9 for the financial year ended December 31, 2021.

The Company’s current debt equity ratio, based on the twelve months ended December 31, 2022 financial statement is 0.20, compared to 0.21 for the financial year ended December 31, 2021. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

Sources of Liquidity

As of December 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $1.3 million. We believe that our cash and cash equivalents as of December 31, 2022, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Operating Activities

Net cash used in operating activities was $(2.6) million for the twelve months ended December 31, 2022, and net cash used from operations was $(7.1) million for the twelve months ended December 31, 2021.

Investing Activities

Net cash used in investing activities was $3.3 million for the twelve months ended December 31, 2022, and $7.6 million for the twelve months ended December 31, 2021.

Financing Activities

Cash flows from financing activities was $5.5 million for the twelve months ended December 31, 2022, and $15.1 million for the twelve months ended December 31, 2021. During the year 2022, we raised an aggregate gross amount of $6.5 million by private placement.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2022.

Item 8. Financial Statements and Supplementary Data

HEALTHCARE TRIANGLE, INC.

Consolidated Financial Statements

December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Healthcare Triangle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Healthcare Triangle, Inc. (the "Company") as of December 31, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2023

Lakewood, CO

March 23, 2023

HEALTHCARE TRIANGLE INC
Consolidated Balance Sheets
	December 31,
	2022	2021
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,341	$1,770
Accounts receivable	5,592	9,672
Other current assets	816	362
Total current assets	7,749	11,804
Property and equipment, net	80	74
Operating lease right-of-use assets	—	172
Goodwill	1,289	1,289
Intangible assets, net	10,570	10,458
Due from affiliates	1,075	816
Total assets	$20,763	$24,613

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,481	$1,873
Warrant Liability	55	55
Payroll protection program loan	—	1,069
Short term borrowing	2,412	2,209
Operating lease liabilities	—	176
Other current liabilities	2,200	869
Total current liabilities	6,148	6,251
Long-term liabilities
Contingent Consideration	2,227	2,227
Total current and long-term liabilities	8,375	8,478

Stockholders' equity
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	0	0
Common stock, par value $0.00001; 100,000,000 authorized 41,709,531 and 35,260,834 shares issued and outstanding as of December 31, 2022 and December 31, 2021 respectively	0	0
Additional paid-in capital	24,956	18,799
Retained earnings	(12,568)	(2,664)
Total stockholders' equity	12,478	16,135
Total liabilities and stockholders' equity	$20,763	$24,613

The accompanying notes are an integral part of these consolidated financial statements.
56

HEALTHCARE TRIANGLE INC
Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
	(In thousands)
Net revenue	$45,886	$35,270

Cost of revenue (exclusive of depreciation and amortization shown separately below)	34,591	24,748
Operating expenses
Research and Development	5,953	5,257
Sales and Marketing	6,808	4,761
General and Administrative	5,575	4,440
Depreciation and Amortization	3,374	1,422
Total operating expenses	21,711	15,880
Loss from operation	(10,416)	(5,358)
Other income (PPP loan forgiveness)	1,081	—
Interest expense	(212)	(567)
Loss before income tax	(9,547)	(5,925)
Provision for Income tax	(63)	(24)
Net loss	$(9,610)	$(5,949)
Net loss per common share—basic and diluted	$(0.262)	$(0.202)

Weighted average shares outstanding used in per common share computations:
Basic and diluted	36,740,650	29,427,863

The accompanying notes are an integral part of these consolidated financial statements.
57

HEALTHCARE TRIANGLE INC

Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
					(in thousands)
Balance at December 31, 2020	—	—	27,900,000	$0	$1,042	$3,286	$4,328
Net loss		—	—	—	—	(5,949)	(5,949)
Shares issued for services to promoter		—	250,000	0	114	—	114
Shares issued for services			1,861,829	0	1,030	—	1,030
Series A Super Voting Preferred Stock	6,000	0					0
Issue of Options (ISO/NSO)			—	—	52	—	52
IPO Proceeds			3,262,500	0	11,796	—	11,796
Note Conversion			1,693,492	0	4,064	—	4,064
Shares Issued towards Devcool Acquisition			293,013	0	700	—	700
Balance at December 31, 2021	6,000	$0	35,260,834	$0	$18,798	$(2,663)	$16,135
Net loss		—	—	—	—	(9,610)	(9,609)
Shares issued for services			225,000	0	125	—	125
Issue of Options (ISO/NSO)			—	—	257	—	257
Issuance of common stock in connection with private placement			3,930,000	0	3,580	—	3,580
Issuance of warrants in connection with private placement			2,167,561	0	2,308	—	2,308
Common stock repurchased					(142)	—	(142)
Cash collected on common stock options			126,136		29	—	29
Prior Period adjustment						(296)	(296)
Balance at December 31, 2022	6,000	$0	41,709,531	$0	$24,955	$(12,569)	$12,387

The accompanying notes are an integral part of these consolidated financial statements.
58

HEALTHCARE TRIANGLE INC
Consolidated Statements of Cash Flows

	Years Ended December 31
	2022	2021
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(9,609)	$(5,950)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,374	1,422
Common stock issued for services	124	1,144
Income from payroll protection program	(1,069)
Interest on lease payment/payroll protection program	17	13
Stock compensation expenses	257	52
Warrant fair valuation expenses	—	55
Non cash expenses on acquisition	—	102
Changes in operating assets and liabilities:
Accounts receivable	4,081	(3,276)
Other current assets	(454)	(133)
Due from related party	(259)	(371)
Accounts payable and accrued expenses	(392)	(2,477)
Other current liabilities	1,330	80
Contingent consideration	—	2,227
Net cash provided by/(used in) operating activities	(2,600)	(7,112)

Cash flows from investing activities
(Purchase)/sale of property and equipment	(40)	(79)
Increase in intangible assets	(3,279)	(3,050)
Investment in subsidiary	—	(4,500)
Net cash provided by/(used in) investing activities	(3,319)	(7,629)

Cash flows from financing activities
Increase in capital		0
Stock options exercised	29	—
Increase / (decrease) in short term borrowing	203	—
Taxes paid	(294)	—
Principal payment on finance leases	(194)	(181)
Proceeds from sale of common stock	5,888	14,220
Repurchases of common stock	(142)
Increase in paycheck protection program loan	—	1,069
Net cash provided by/(used in) financing activities	5,490	15,108
Net increase (decrease) in cash and cash equivalents	(429)	367

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	1,770	1,403
Cash and cash equivalents at the end of the period	$1,341	$1,770

Supplementary disclosure of cash flows information
Interest	$212	$567
Income taxes	63	24

The accompanying notes are an integral part of these consolidated financial statements.
59

HEALTHCARE TRIANGLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Devcool Inc

Devcool IncDevcool was incorporated under the laws of the State of California on September 25, 2016. The Company solves complex technology problems and delivers innovation to healthcare industry. The Company has successfully implemented projects for top Healthcare insurance companies and hospitals across United States of America. On December 10, 2021, Healthcare Triangle, Inc (HTI) entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Devcool,, Go To Assistance Inc., a California corporation ("Seller"), and Mr. Sandeep Deokule, current Chief Executive Officer of Devcool (“SD”). Pursuant to the Share Purchase Agreement, the Company will acquire 5,000,000 shares of Devcool’s Class B Common Stock, par value $0.0001, which represents all the issued and outstanding capital stock of Devcool (the “Acquisition”). The closing of the Acquisition occurred on December 10, 2021 (the “Closing Date”). The Company exercised control by virtue of taking over the operations from November 01, 2021 (effective date) and the financials have been consolidated from this date.

60

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

Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with GAAP which requires us to make estimates, judgments and assumptions that affect the financial statements and the notes thereto. These estimates are based on information available as of the date of the financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:

•	the standalone selling price for each distinct performance obligation
•	the determination of the period of benefit for amortization of deferred costs
•	the fair value of assets acquired, and liabilities assumed for business combinations.
•	Share based compensation including warrants
61

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

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term ‘chief operating decision maker’ to be the Chief Executive Officer. The Chief Executive Officer along with the management team reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, the Company has determined that it operates in three distinct reportable operating segments, and all required financial segments information can be found in the consolidated financial statements.

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

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Software Services	$23,883	$12,430	$13,454	108%
Managed Services and Support	15,178	19,003	(3,825)	(20)%
Platform Services	4,825	3,837	988	26%
Revenue	$45,886	$35,270	$10,616	30%

Operating profit by Operating Segment

	Twelve Months Ended December 31,		Changes
	(In thousands)
	2022	2021	Amount	%
Software Services	$(1,381)	$1,769	$(3,150)	(178)%
Managed Services and Support	4,481	4,909	(428)	(9)%
Platform Services	(4,489)	(3,043)	(1,446)	(48)%
Total segment operating profit (loss)	(1,389)	3,635	(5,024)	(138)%
Less: unallocated costs	9,025	8,993	32	(0)%
Income from operations	(10,414)	(5,358)	(5,056)	(94)%
Other Income	1,081	-	1,081	100%
Interest expense	211	567	(356)	63%
Net (loss) before income tax	$(9,546)	$(5,925)	$3,621	(61)%
62

Revenue from top 5 customers

Twelve Months Ended December 31,

2022

Customer	Amount(In thousands)	% of Revenue
Customer 1	$17,768	39%
Customer 2	5,598	12%
Customer 3	4,676	10%
Customer 4	3,698	8%
Customer 5	$1,585	3%

2021

Customer	Amount(In thousands)	% of Revenue
Customer 1	$12,678	36%
Customer 2	3,214	9%
Customer 3	2,907	8%
Customer 4	2,675	8%
Customer 5	$1,799	5%

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

The beginning and ending contract balances were as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Accounts Receivable	$5,592	$9,672

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the year ended December 31, 2022, the company has provided $222 as allowance for doubtful debts and for year ended December 31, 2021 the Company did not provide allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

The Company’s annual goodwill impairment test resulted in no impairment for the years ended December 31, 2022 and 2021.

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

	December 31, 2022
	Fair Value Measured Using
	(In thousands)
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

The Company adopted the “2020 Stock Incentive Plan” (Plan). The Company has reserved 6,000,000 shares of the Company’s Common stock.

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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended December 31, 2022 and 2021 were $0.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the year ended December 31, 2022 and 2021 sales to five major customers accounted for approximately 72% and 66% of total revenue respectively. For the year ended December 31, 2022 and year ended December 31, 2021 accounts receivable from five major customers accounted for approximately 72% and 73% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through December 31, 2022) per institution.

As of December 31, 2022, and 2021, The Company had $652 and $719, respectively, of uninsured cash balances. the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

4) Property and Equipment

Property and equipment consisted of the following at,

	December 31, 2022	December 31, 2021
	(In thousands)
Furniture and Equipment	$119	$80
Less: Accumulated depreciation	(39)	(6)
Net Fixed Assets	$80	$74

Depreciation expenses for the year ended December 31, 2022, and December 31, 2021, were $35 and $20, respectively.

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

Intangible assets consist of the following:

	December 31, 2022				December 31, 2021
	Weighted average Remaining Useful life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)				(In thousands)
Customer relationships	2.97	$8,667	$3,523	$5,144	$8,667	$1,790	$6,877
Intellectual property	4.39	7,329	2,013	5,316	4,050	803	3,247
Product development	0.5	477	367	110	477	143	334
Total Intangible Assets		$16,473	$5,903	$10,570	$13,194	$2,736	$10,458

Amortization expense for the year ended December 31, 2022, and 2021 were $3,167 and $1,229 respectively. This relates amortization of internally developed software, intellectual property, and customer relationships.

Nature of Intangibles	Useful Life
Customer relationships	5 years
Intellectual property	5 years
Product development	5 years

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next six years are as follows:

December 31,
(In thousands)
2023	$2,108
2024	2,114
2025	2,114
2026	2,114
2027	2,114
2028	6
Total	$10,570

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

The Company is currently operating from two office locations leased by its Parent. The Company does not have any signed lease agreement in its name. The Company’s principal facility is located in Pleasanton, CA and has another facility in East Brunswick, NJ. The lease expires in 2022. Rent expenses were $180 and $180 for the twelve months ended December 31, 2022 and December 31, 2021, respectively.

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

The components of lease expenses were as follows.

Particulars	December 31, 2022	December 31, 2021
	(In thousands)
Opening Balance	$176	$—
Additions		344
Finance cost accrued during the year	4	13
Payment of lease liability	180	181
Closing Balance	$—	$176
70

Supplemental balance sheet information related to leases was as follows:

Year Ended December 31, 2022
Leases
ROU assets	$—
lease liabilities, included in current liabilities	—
lease liabilities, included in long-term liabilities	—
Total lease liabilities	$—

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2022
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from leases	$180
ROU assets obtained in exchange for lease liabilities:	344
Leases
Weighted average remaining lease term (in months):	12
Weighted average discount rate:	4.75%

Total future minimum payments required under the lease obligations as of December 31, 2022 are as follows:

2023	$—
Total Lease payments	—
Less: Amount Representing Interest	—
Total lease obligation	$—

7) Due from Related Party

Securekloud Technologies Inc, (Parent) is a Nevada based corporation, focusing on digital transformation for Avionics, Technology and Manufacturing Industry. As a pioneer in enabling cloud transformation for global enterprises, Securekloud Technologies Inc is building on foundation of cloud capabilities by creating innovative platforms that are time-tested and designed to drive success in its digital transformation journey. HTI uses the capabilities and resources of the parent for the execution of the projects for its customers.

Securekloud Technologies Inc owns 61.14% of Healthcare Triangle Inc as of December 31, 2022.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with its parent. As per the Master Services Agreement, parent provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. The parent charges for the services at cost. The Company received services amounting to $14,063 and $13,810 for the year ended December 31, 2022, and 2021 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the cost incurred by the parent on behalf of the Company are settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $197 and $197 for the year ended December 31, 2022, and 2021 respectively. The Company has paid for these services during the year.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $180 and $180 for the year ended December 31, 2022, and 2021 respectively.

The Company has made $479 of sale from related parties for the year ended December 31, 2022, and $3,710 for the year ended December 31, 2021.

The Company has acquired intangibles of $3,279 from related parties for the year ended December 31, 2022, and $ 3,050 for the year ended December 31, 2021.

The balance receivable from related parties as of December 31, 2022, was $1,075 and for the year ended December 31, 2021 was $816. The amount represents advance payment towards project related services.

The balance in Accounts receivable from related parties as of December 31, 2022, was $545 and for the year ended December 31, 2021 was $1,936.

8) Business Combination

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

d) up to $1,000 payable to the Seller or its nominees in cash upon achieving the Year 2 Cash Earnout; and

4. The Company also issued the Seller a secured non-interest-bearing promissory note in the principal amount of $2,209 that matures on March 31, 2022 (the “Note”) that reflects an amount owed to the Seller by the Company equal to the difference between the amount of accrued and outstanding accounts receivable on the Closing Date less the amount of accrued and outstanding accounts payable on the Closing Date.

Based on the preliminary purchase price allocation, we recorded $1,289 of goodwill which is not tax deductible.

Presented below is the summary of the foregoing acquisitions

Allocation of purchase price

Asset Component	December 31, 2022
(In thousands)
Intangible Assets	$6,018
Goodwill	1,289
Working Capital	—
Current Assets
Cash	970
Accounts Receivables	3,142
Other Current Assets
11,419
Current Liabilities
Accounts Payable	758
Short term borrowing	2,209
Other Current liabilities	679
3,646
Net Working Capital Acquired	7,773
Total Purchase price	$7,773

9) Equity Transactions

The company has made a private placement of 3,930,000 shares of its common stock, a Pre-Funded Warrant to purchase 2,167,561 shares of the Company's common Stock and Preferred Investment Options to purchase up to an aggregate of 6,097,561 shares of common stock pursuant to the terms and conditions of the Securities Purchase Agreement, dated as of July 10, 2022. The Purchaser paid $1.066 for each Share and $1.065 for each Warrant Share.

The Purchaser also received the Preferred Investment Options. The aggregate gross proceeds to the Company from the Private Placement were approximately $6,500, before deducting placement agent fees and other offering expenses. The net proceeds from the private placement amounts to $5,888.

The Company repurchased its common shares in the following months as part of share repurchase program announced on June 21, 2022.

Month	Shares purchased	Average cost per share	Amount
July, 2022	54,174	$0.80	$43
August, 2022	28,919	0.52	15
September, 2022	63,365	0.50	32
October, 2022	58,993	0.34	20
November, 2022	171,371	0.19	31
December, 2022	—	—	—
Total	376,822	$0.62	$141

10) Debt Securities

A. Convertible Note

The Company during the period commencing December 29, 2020, and ending on February 10, 2021, entered into several Securities Purchase Agreements with certain investors pursuant to which we issued $4,244 of convertible notes (“Convertible Notes”) bearing interest at 10% per annum and warrants to purchase our common stock (“Warrants”). All of the Convertible Notes have been either repaid or converted into equity prior to December 31, 2021. Interest expenses on convertible note for the year ended December 31, 2022, 0 and $318 for December 31, 2021.

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

As of December 31, 2022, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants. The Warrants have been valued using the Black-Scholes-Merton Option (“BSM”) pricing model that is based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock fair value and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company’s stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.

Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding on January 1, 2021	841,848	$2.94	—	—
Granted	67,407	$1.06	—	—
Excised	—		—	—
Forfeited or expired	—		—	—
Outstanding on December 31, 2022	909,225	$2.80	—	—
Exercisable on December 31, 2022	909,225	$2.80	—	—

The following table summarizes the activities for our unvested warrants for the year ended December 31, 2022

	Number of Warrants	Weighted average Grant Date Fair Value Per warrant
Unvested on December 31, 2021	—
Granted	67,407	$1.06
Vested	(67,407)	$1.06
Forfeited	—
Unvested on December 31, 2022	—

The Company has recognized cost of $0 for the year ended December 31, 2022, and $0 for the year ended December 31, 2021.

C. Warrant Liability

The Company has allocated the proceeds from Convertible note between promissory notes and warrants; as of December 31, 2022, the Company has reported a Warrant liability of $55 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Fair value assumptions	December 31, 2022
Estimated fair value of common stock warrant	$0.18
Exercise price	$0.40
Expected volatility	45%-52%
Expected terms (in years)	2
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%
74

D. Payroll protection program loan

The company received payroll protection program loan (PPP) 2 nd tranche on February 9, 2021. The Company has obtained approval for waiver from the lender and recognized an amount of $1,087 as other income for the year ended December 31, 2022.

E. Short Term borrowing

The Company has obtained a credit facility from Seacoast business funding (SBF) a division of Seacoast National Bank during the year ended December 31, 2022. The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of December 31,2022, is $2,414 and $0 for the period ended December 31, 2021.

The Company also issued the Seller a secured non-interest-bearing promissory note in the principal amount of $2,209 that matures on April 30, 2022 (the “Note”) that reflects an amount owed to the Seller by the Company equal to the difference between the amount of accrued and outstanding accounts receivable on the Closing Date less the amount of accrued and outstanding accounts payable on the Closing Date. The Company has repaid $2,209 during the year ended December 31, 2022 the balance amount outstanding as of December 31, 2022 is $0.

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

The components of the Company’s net deferred tax assets as of December 31, 2022 and 2021, were as follows (in thousands):

	December 31, 2022	December 31, 2021
	(In thousands)
Deferred tax assets:
Net Operating loss carry forward	$2,578	1,445
Stock-based compensation	(27)	(18)
Other income (PPP loan forgiveness)	292
Fair Value of Warrant		(15)
Total Deferred tax asset	2,843	1,412
Less: Valuation allowance	$(2,843)	$(1,412)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

Income tax expense (benefit) was computed as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Federal income tax	$—	$—
State income tax	63	24
Total Income taxes ,Current provision	63	24
Deferred Income taxes (benefit)	—	—
Total Income expenses/ (benefit)	$63	$24

The Company’s effective tax rate is 1% for the year ended December 31, 2022 and 0% and for the year ended December 31, 2021 The future effective income tax rate depends on various factors, such as the Company’s income / (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

The Company files a consolidated federal tax return with its parent and records its share of the consolidated federal tax expense on a separate return basis. The Company’s current tax expense is $0. There is no liability in 2021 on account of losses.

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

12 A) New Accounting Pronouncements implemented

I.	ASU 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.
II.	ASU 2021-10—Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.
76

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

A summary of option activity under the employee share option plan as of December 31, 2022, and changes during the year then ended is presented below.

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance available under the plan on December 31, 2021	2,186,500	—	—	—	2,186,500
Incentive Stock Options (ISO)	449,701	$0.28			449,701
Non-Qualified Stock Options (NSO)	255,000	$0.19			255,000
Cancelled/expired	603,337				603,337
Balance outstanding on December 31, 2022	1,914,864				1,914,864
Balance available under the plan on December 31,2022	2,085,136				2,085,136

The following table summarizes the activities for our unvested options for the year ended December 31, 2022

	Number of Shares	Weighted average Grant Date Fair Value Per Share
Unvested on December 31, 2021	1,562,500	0.49
Granted	704,701	0.29
Vested	(944,000)	0.38
Forfeited	(627,201)	0.42
Unvested on December 31,2022	696,000	0.53

The weighted-average grant date fair value of options granted in the years ended December 31, 2022 and 2021 was $0.29 and $0.40, respectively. The fair value as of the respective vesting dates of options that vested during the years ended December 31, 2022, 2021, was $257 and $66, respectively.

As of December 31, 2022, there was $121 of unrecognized share-based compensation expense related to unvested options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years based on vesting under the award service conditions.

The company issued and valued options using the Black-Scholes model for all 2022 and 2021 issuances with the following significant assumptions

Fair value assumptions	2022	2021
Expected volatility	45%-52%	45%-52%
Expected terms (in years)	3	4
Risk-free interest rate	1.48%-2.18%	1.48%-2.18%
Dividend Yield	0%	0%

The Company recognized compensation expenses related to stock options of $257 during the year ended December 31, 2022 and $66 for the year ended December 31, 2021.

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

The company has 909,255 warranties that are excisable at weighted average price of $2.80 on December 31, 2022, and 841,848 warrant that are excisable at weighted average price of $2.94 at December 31,2021.

The company has 1,195,500 options that are vested and excisable on December 31,2022 and none on December 31,2021.

Schedule of earning per share
	Twelve Months Ended December 31,
	2022	2021
	(In thousands)
Net income attributable to common stockholders	$(9,609)	$(5,949)
Weighted average shares outstanding used in basic per common share computations	36,740,650	29,427,863
Basic / Dilutive EPS	$(0.26)	$(0.20)

16) Subsequent Events

The following subsequent events have occurred

I.	On January 25, 2023, the Board of Directors (“Board”) of Healthcare Triangle, Inc. (the “Company” or “HTI”) engaged BF Borgers CPA PC (“Borgers”) as the Company’s independent certified public accountant to audit the Company’s financial statements for the year ended December 31, 2022.
II.	On January 25, 2023, the Board of Directors appointed Ronald McClurg, Paige Heaphy and Jainal Bhuiyan as directors to the Company’s Board of Directors. The Board believes that each of Mr. McClurg, Ms. Heaphy and Mr. Bhuiyan are “independent directors” as such term is defined by Nasdaq Rule 5605(a)(2).

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

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2022.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective .

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 28, 2023.

Name	Age	Position
Dave Rosa	58	Chairman of the Board of Directors.
Suresh Venkatachari	55	Chief Executive Officer(1)
Roy Sookhoo	63	Chief Operating Officer
Thyagarajan Ramachandran	47	Chief Financial Officer
Lakshmanan Kannappan	55	Head of Strategic Partnership and Director
Shibu Kizhakevilayil	50	Head of M&A and Director
Ronald McClurg	63	Director
Paige Heaphy	51	Director
Jainal Bhuiyan	40	Director

(1)Mr. Venkatachari has been suspended by the Board from all of his duties as chief executive officer and currently has no involvement in the managmenent of the Company. For more details see the disclosure under the subheading “Involvement in Certain Legal Proceedings” below.

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

We believe that Mr. Dave is well qualified to serve as chairman of the Board of Directors. With his entrepreneurial, leadership, operational and capital markets experience.

Roy Sookhoo

Mr. Sookhoo became our Chief Operating Officer on January 25, 2023. Prior to his joining HTI, Mr. Sookhoo was the Chief Information Officer for the University of New Mexico Sciences Center from July 2020 to August 2022 where he led all aspects of infrastructure and application technology including data centers, cybersecurity, desktop computing, data and voice networks, cloud strategy, IT performance metrics, service desk, disaster recovery, and business continuity. From January 2019 to April 2020, Mr. Sookhoo served as the Senior Vice President and Chief Information Officer and Information Security Officer for Coordinated Health, a part of Lehigh Valley Health Network, Allentown, Pennsylvania, and from September 2016 to January 2019, he was the Vice President and Chief Information Officer at the SUNY Downstate Medical Center in Brooklyn, New York. Prior thereto, he advanced in other positions of responsibility in healthcare information technology. Mr. Sookhoo earned an Executive Master of Business Administration from Columbia University, a Bachelor of Science degree in Mathematics from Brigham Young University and a Master of Science Degree from National University, San Diego, California.

We believe Mr. Sookhoo is well qualified to serve as COO due to his prior information technology executive experience in large and small institutions.

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

We believe Mr. Ramachandran is well qualified to lead as CFO due to his prior financial management experience in running both private and public limited companies and expertise in financial accounting, internal controls and corporate governance.

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

Ronald McClurg

Mr. McClurg has over 30 years of financial leadership experience with public and private companies.  Mr. McClurg has served as Chief Financial Officer of NeuroOne Medical Technologies Corp. (Nasdaq: NMTC) since January 2021. Prior to joining NeuroOne, from October 2003 to June 2019, Mr. McClurg served as VP – Finance and Administration and Chief Financial Officer of Incisive Surgical, Inc., a privately-held medical device manufacturer. Prior to 2003, Mr. McClurg served as Chief Financial Officer and Treasurer of Wavecrest Corporation, a privately-held manufacturer of electronic test instruments for the semiconductor industry, and served as Chief Financial Officer for several publicly-held companies, including Video Sentry Corporation, Insignia Systems, Inc. (Nasdaq: ISIG), and Orthomet, Inc. Currently, he serves on the board of governors of Biomagnetic Sciences, LLC and serves as a director and audit committee chair for Biotricity, Inc. (Nasdaq: BTCY). Mr. McClurg holds a Bachelor of Business Administration degree in accounting from the University of Wisconsin — Eau Claire.

We believe that Mr. Ronald McClurg is qualified to serve as a member of our Board based on his outstanding skills and unique experience in Finance domain with public companies.

Paige Heaphy

Ms. Paige is an executive leader with 20 years of healthcare operations and strategy experience.

Ms. Paige worked previously at Cedars-Sinai Health System in Los Angeles where, during her 15 year tenure, she held several leadership positions that focused on: performance improvement; patient safety; data and analytics; IT implementations. She moved from Cedars-Sinai to become Vice President at Henry Mayo Newhall Hospital in Los Angeles where she had additional responsibility for compliance, risk management, strategy and business development and other operational departments. Since 2019, Paige has been Chief Integration and Experience Officer at GYANT, a digital healthcare company. She is also the company’s Privacy Officer.

Ms. Paige received her Bachelor of Science Degree from the University of California, San Diego and her Master of Science Degree in Public Health from the University of North Carolina. She is a Fellow in the American College of Healthcare Executives (FACHE).

We believe that Ms. Paige Heaphy is qualified to serve as a member of our Board based on his outstanding skills and unique experience in compliance, risk management, strategy and business development.

Jainal Bhuiyan

Mr. Jainal is currently a Senior Managing Director in investment banking at Paulson Investment Company. Prior to Paulson he was a partner at HRA Capital, a boutique investment bank he co-founded in 2012.

Over the course of his 18 years of healthcare investment banking and capital markets experience, he has advised private and public healthcare companies from start-ups to commercially mature enterprises, totaling more than $3B in transactions. He holds FINRA Series 7, Series 63 and Series 79 licenses.

We believe that Mr. Jainal Bhuiyan is qualified to serve as a member of our Board based on his outstanding skills and unique experience in investment banking in healthcare sector.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of Six (6) members, four (4) of whom qualify as “independent” under the listing standards of Nasdaq.

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

Under such definition, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that and Dave Rosa are all independent directors of the Company.

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

Audit Committee

We have established an audit committee consisting of Ronald McClurg, Jainal Bhuiyan, Dave Rosa and Ronald McClurg is the Chairman of the audit committee. In addition, our Board has determined that Ronald McClurg is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

We have established a compensation committee of the board of directors to consist of Dave Rosa, Ronald McClurg, and Paige Heaphy each of whom is an independent director. Dave Rosa is the Chairman of the Compensation Committee. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Dave Rosa is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee consisting of Paige Heaphy, Ronald McClurg, Jainal Bhuiyan, and Paige Heaphy, is the Chairman of the Nominating and corporate governance committee. The committee’s duties, which are specified in our Nominating and Corporate Governance Committee Charter, include, but are not limited to:

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
87

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

Involvement in Certain Legal Proceedings

Except as set forth below, none of our other directors, executive officers, significant employees or control persons have been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

On December 16, 2022, the Securities and Exchange Board of India (“SEBI”), India’s federal securities regulator, issued an order (“Order”) that: (i) restrained SecureKloud Technologies Ltd. (“SecureKloud”), the majority owner of our Parent and our Chief Executive Officer, Mr. Suresh Venkatachari, from accessing the Indian securities market in any manner whatsoever, and further prohibited him from buying, selling or otherwise dealing in securities, directly or indirectly, in any manner, whatsoever, for a period of three years; (ii) prohibited Mr. Venkatachari from being associated with the securities market in any manner whatsoever, including as a director or “Key Managerial Personnel” (as defined in section 2(51) of the Indian Companies Act 2013) in a listed company or an intermediary registered with SEBI, for a period of one year; (iii) imposed a penalty on Mr. Venkatachari of 30,000,000 rupees (equal to approximately $361,597.47 at an exchange rate of one United States dollar to 82.9652 Indian rupees as of December 22, 2022); and (iv) imposed a penalty on SecureKloud of 40,000,000 rupees (or approximately $481,884.98). The Order came into effect on January 16, 2023.

SEBI’s investigation originated from a report to the Indian Ministry of Corporate Affairs by, and the resignation of, Deloitte, Haskins & Sells (“Deloitte”) as SecureKloud’s statutory auditors in 2019. Deloitte alleged irregularities in SecureKloud’s financial statements, inconsistencies in its revenue recognition policies with the applicable international financial reporting standards, and the existence and non-disclosure of related party transactions.

The Order resulted from an interim order-cum-show cause notice dated August 4, 2022 from the SEBI against SecureKloud and three other persons (Mr. Venkatachari and two individuals who are not directors, officers or employees of the Company). SecureKloud is a public listed company in India and the shares of SecureKloud are listed on the Bombay Stock Exchange and on the National Stock Exchange of India Ltd. Mr. Venkatachari, our Chairman and Chief Executive Officer was, at the time the Order was issued, a director and the Chief Executive Officer of SecureKloud and currently owns 42.1% of SecureKloud.

The imposition of the prohibitions and financial penalties resulted from a finding by the SEBI that SecureKloud and/or Mr. Venkatachari: (i) manipulated SecureKloud’s books of accounts or financial statements by, among other things, overstating revenues and receivables, expenses and payables, and fixed assets and consultancy charges; (ii) siphoned funds amounting to 38,300,000 rupees (approximately $461,530) from the company; and (iii) violations of related party disclosures, false quarterly disclosures and false submissions to the SEBI, and non-cooperation of SecureKloud in the investigation.

Mr. Venkatachari has informed the Board of Directors of Healthcare Triangle that he believes that the Order is wholly without merit and has, through his attorneys in India, appealed the ruling to the Securities Appellant Tribunal of the Ministry of Finance. Mr. Venkatachari further believes that he will succeed in having the Order overturned and negated.

In no instance was any allegation or finding by the SEBI related to Mr. Venkatachari’s role as the Chairman of the Board and Chief Executive Officer of the Company, nor is the Company the subject or target of the SEBI’s investigation or Order.

Consequently, at a meeting of the Board of Directors of Healthcare Triangle, Inc. on December 23, 2022, the Board unanimously voted to suspend Mr. Venkatachari from his roles as the Company’s Chairman of the Board and Chief Executive Officer effective immediately and until further notice. Senior management of the Company will assume Mr. Venkatachari’s duties during his suspension until an interim Chief Executive Officer can be appointed. Mr. Venkatachari has subsequently resigned from the Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, none of our directors, executive officers and Ten Percent Holders failed to comply with anySection 16(a) filing requirements during fiscal 2022..

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2022 and 2021 to our Chief Executive Officer (principal executive officer), our Chief Financial Officer, and our Senior Vice President, Sales. We refer to these individuals as our “named executive officers.”:

Name and Principal Position	Year	(Salary $)	(Bonus $)	(Stock Awards ($))		Option Awards($)		Total ($)
Suresh Venkatachari,	2022	294,000	—			47,500	(1)	341,500
Chief Executive Officer	2021	240,000	—	6,000	(1)	100,000	(1)	346,000
Thyagarajan Ramachandran	2022	121,035	—					121,035
Chief Financial Officer	2021	86,980	—					86,980
Anand Kumar	2022	269,841	—					269,841
Vice President, Sales	2021	240,000	20,000					260,800

(1)	Represents 250,000 shares of common stock issued in 2021 at $0.40 and 2022 at $0.19 and vested immediately to Mr Venkatachari pursuant the terms of his employment agreement and 150,000 options issued under the Plan of which 75,000 options have vested in FY 2022
(2)	Represents 6,000 shares of Series A Super Voting Preferred Shares the Mr. Venkatachari received pursuant the terms of his employment agreement.
89

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Suresh Venkatachari	01/01/2021	75,000	75,000	0.40	01/01/2026

	07/01/2021	250,000	-	0.40	07/12/2026
	11/09/2022	250,000	-	0.19	11/09/2027
Thyagarajan Ramachandran	01/01/2021	37,500	37,500	0.40	12/31/2024
	11/09/2022	12,500	62,500	0.19	11/09/2027
Anand Kumar	01/01/2021	33,500	33,500	0.40	01/01/2031

Director Compensation Table

The following table provides information concerning compensation paid to our directors during fiscal year ended December 31, 2022.

Name	Fee Earned / Paid in Cash $	Options	Others	Total $
Jeff Mathiesen	21,875	12,540	—	34,415
April Bjornstad	23,750	57,540	—	81,290
Brendan Gallagher	9,167	45,000	—	54,167
John Leo	31,042	48,800	—	79,842
Dave Rosa	30,000	57,540	—	87,540

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

The information contained in this table is as of March 03, 2023. At that date, 41,709,531 shares of our common stock were outstanding.

		Number of Shares Beneficially Owned		Beneficial Ownership Percentages
Name and Address of Beneficial Owner(1)	Title	Common Stock	Series A Super Voting Preferred Stock(2)	Percent of Common Stock	Percent of Series A Super Voting Preferred Stock	Percent of Voting Stock(3)
Officers and Directors
Suresh Venkatachari,	Chief Executive Officer	750,000	6,000	1.8%	100%	14.1%
Thyagarajan Ramachandran	Chief Financial Officer	100,000	—	*	—	*
Anand Kumar	Senior Vice President, Sales	150,000	—	*	—	*
Lakshmanan Kannappan	Director	200,000	—	*	—	*
Shibu Kizhakevilayil	Director	200,000	—	*	—	*
Ronald McClurg	Director	—	—	*	—	*
Paige Heaphy	Director	—	—	*	—	*
Jainal Bhuiyan	Director	—	—	*	—	*
Dave Rosa	Director	—	—	*	—	*
Officers and Directors as a Group (total of 2 persons)						—
		1,400,000	6,000	7.2%	100%	15.5%
5% Stockholders
SecureKloud Technologies, Inc.(4)		25,500,000	—	61.14%	N/A	53.5%
Suresh Venkatachari		N/A	6,000	N/	100	100

*Less than 1%.

(1)	The principal address of the named officers, directors and 5% stockholders of the Company is c/o Healthcare Triangle, Inc., 7901 Stoneridge Drive, Suite # 220, Pleasanton, CA 94588.
(2)	Entitles the holder to 1,000 votes per share and votes with the common stock as a single class.
(3)	Represents total ownership percentage with respect to all shares of common stock and Series A Super Voting Preferred Stock, as a single class
(4)	SecureKloud Technologies, Inc. is 65.2% owned by SecureKloud Technologies Limited which is a publicly traded company in India.
91

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

We have engaged in the following related party transactions with the Parent.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with its Parent. As per the Master Services Agreement, parent provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months which is extendable based on mutual consent. The Parent charges for the services at cost. The Company received services amounting to $14,063 and $13,810 for the year ended December 31, 2022, and 2021 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the cost incurred by the Parent on behalf of the Company are settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $197 and $197 for the year ended December 31, 2022, and 2021 respectively. The Company has paid for these services during the year.

The Company does not have any signed lease agreement in its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $180 and $180 for the year ended December 31, 2022, and 2021 respectively.

The Company has made $479 of sales to related parties for the year ended December 31, 2022, and $ 3,710 for the year ended December 31, 2021.

The Company has acquired intangibles of $3,279 from related parties for the year ended December 31, 2022, and $ 3,050 for the year ended December 31, 2021.

The balance receivable from related parties as of December 31, 2022, was $1,075 and for the year ended December 31, 2021 was $816. The amount represents advance payment towards project related services.

The balance in Accounts receivable from related parties as of December 31, 2022, was $545 and for the year ended December 31, 2021 was $1,936.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

Ram Associates, CPAS (“Ram”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2021 and 2020.

On January 25, 2023, the Board of Directors (“Board”) of Healthcare Triangle, Inc. (the “Company” or “HTI”) engaged BF Borgers CPA PC (“Borgers”) as the Company’s independent certified public accountant to audit the Company’s financial statements for the year ended December 31, 2022.

The table below presents the aggregate fees billed for professional services rendered by Ram and Borgers for the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees	$155,875	$74,500
Audit-related fees
All other fees	10,000	5,000
Total fess	$165,875	$79,500

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

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1**	Certificate of Incorporation of the Company
3.2**	Bylaws of the Company
3.3**	Amendment to Certificate of Incorporation of the Company
3.4**	Series A Super Voting Preferred Stock Certificate of Designation
3.5**	Series A Super Voting Preferred Stock Amended and Restated Certificate of Designations
4.1**	Form of Representative’s Warrant in connection with the Company’s initial public offering
10.1**	Asset Transfer Agreement, dated January 1, 2020 between the Company and SecureKloud Technologies, Inc.
10.2**	Equity Purchase Agreement, dated May 8, 2020 between the Company and SecureKloud Technologies, Inc.
10.3**	Form of Common Stock Securities Purchase Agreement
10.4**	Form of 10% Convertible Promissory Note issued pursuant to the Securities Purchase Agreement
10.5**	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement
10.6**	The Company’s 2020 Stock Incentive Plan
10.7**	Form of Grant
10.8	Master Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc.
10.9	Shared Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc.
10.10	Rental Sublease Agreement dated January 14, 2021 between SecureKloud Technologies, Inc. and the Company
10.11**	Employment Agreement dated July 12, 2021 between the Company and Suresh Venkatachari
10.12**	IT Master Services Agreement effective as of May 1, 2017 between F. Hoffmann-La Roche Ltd and the Company
10.13**	Form of Statement of Work under Master Services Agreement between F. Hoffmann-La Roche Ltd and the Company
10.14**	Form of Common Stock Purchase Warrant to be issued to the Placement Agent for the Note and Warrant Private Offering
10.15**	Leak-Out Agreement dated September 27, 2021 between Alchemy Advisor, LLC and the Company
10.16**	Leak-Out Agreement dated September 27, 2021 between Target Capital, LLC and the Company
10.17**	Consulting Agreement dated December 18, 2020, Between the Company and Alchemy Advisors LLC
10.18***	Share Purchase Agreement, dated December 10, 2021, among Healthcare Triangle, Inc., Devcool, Inc., Go To Assistance Inc., and Mr. Sandeep Deokule.
10.19***	Promissory Note, dated December 10, 2021 made to Go To Assistance Inc.
10.20***	Consulting Agreement dated December 10, 2021 between the Company and Sandeep Deokule
21.1**	List of Subsidiaries of the Company
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

**Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2020.

*** Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2021.

**** Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Triangle, Inc.

Date:	March 28, 2023	By:	/s/ Roy Sookhoo
Roy Sookhoo
Chief Operating Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2023.

Signature	Title

/s/ Dave Rosa	Chairman of the Board and Director
Dave Rosa

/s/ Thyagarajan Ramachandran	Chief Financial Officer (principal financial and accounting officer)
Thyagarajan Ramachandran

/s/ Lakshmanan Kannappan	Director
Lakshmanan Kannappan

/s/ Shibu Kizhakevilayil	Director
Shibu Kizhakevilayil

/s/ Ronald McClurg	Director
Ronald McClurg

/s/ Paige Heaphy	Director
Paige Heaphy

/s/ Jainal Bhuiyan	Director
Jainal Bhuiyan

/s/ Roy Sookhoo	Chief Operating Officer (principal executive officer)
Roy Sookhoo

