Form 10-Q
period 2023-03-31
Healthcare Triangle, Inc.
filed 2023-05-09
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐  No ☒

As of May 09, 2023, 42,778,762 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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
3

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

PART I

FINANCIAL INFORMATION

Item 1. Financial statements

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$267	$1,341
Accounts receivable	5,512	5,592
Other current assets	661	816
Total current assets	6,440	7,749
Property and equipment, net	67	80
Intangible assets, net	9,713	10,570
Goodwill	1,289	1,289
Due from affiliates	1,351	1,075
Total assets	$18,860	$20,763

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,307	$1,481
Warrant Liability	55	55
Short term borrowing	2,945	2,412
Other current liabilities	3,023	2,200
Total current liabilities	7,330	6,148

Long-term liabilities
Contingent Consideration	2,227	2,227
Total current and long-term liabilities	9,557	8,375

Stockholders' equity
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	0	0
Common stock, par value $0.00001; 100,000,000 authorized 41,859,531 and 41,709,531 shares issued and outstanding as of March 31, 2023 and December 31, 2022 respectively	0	0
Additional paid-in capital	25,146	24,956
Retained earnings	(15,843)	(12,568)
Total stockholders' equity	9,303	12,388
Total liabilities and stockholders' equity	$18,860	$20,763

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net revenue	$9,838	$11,056

Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,245	8,162

Operating expenses
Research and development	539	1,066
Sales and Marketing	1,761	1,740
General and Administrative	1,628	1,351
Depreciation and amortization	874	711
Total operating expenses	4,802	4,868
Loss from operation	(3,209)	(1,974)
Other income	12
Interest expense	(62)	(16)
Loss before income tax	(3,259)	(1,990)
Provision for Income tax	(19)	(21)
Net loss	$(3,278)	$(2,011)
Net loss per common share—basic and diluted	(0.078)	(0.057)
Weighted average shares outstanding used in per common share computations:
Basic and diluted	41,859,531	35,507,184

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

 Consolidated Statements of Changes in Stockholders' Equity

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
					(In thousands)
Balance at December 31, 2021	6,000	$1	35,260,834	$0	$18,799	$(2,664)	$16,135
Issue of Options (ISO/NSO)					15		15
Cash collected on ISO/NSO			26,136	0	10		10
Shares issued for services			249,701	0	350		350
Net loss	—	—	—	—	—	(2,011)	(2,011)
Balance at March 31, 2022	6,000	$1	35,536,671	0	19,174	(4,675)	14,499
Balance at December 31, 2022	6,000	$1	41,709,531	$0	$24,956	$(12,568)	$12,388
Issue of Options (ISO/NSO)					142		142
Shares issued for services			150,000	0	51		51
Net loss	—	—	—	—	—	(3,278)	(3,278)
Balance at March 31, 2023	6,000	$1	41,859,531	0	25,149	(15,846)	9,303

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(3,278)	$(2,011)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	874	711
Common stock issued for services	51	350
Stock compensation expenses	139	15
Changes in operating assets and liabilities:
(Increase)/ decrease in:
Accounts receivable	80	2,933
Other current assets	155	(1,031)
Due from related party	(276)	(451)
Increase/ (decrease) in:
Accounts payable and accrued expenses	(174)	(295)
Other current liabilities	824	130
Payment of lease liability	—
Net cash provided by/(used in) operating activities	(1,605)	351

Cash flows from investing activities
(Purchase)/sale of property and equipment	(2)	(20)
Net cash provided by/(used in) investing activities	(2)	(20)

Cash flows from financing activities
Employee stock options exercised	—	10
Increase/(decrease) in short term borrowing	533	(500)
Payment of lease liabilities		(49)
Net cash provided by/(used in) financing activities	533	(539)

Net increase (decrease) in cash and cash equivalents	(1,074)	(208)

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	1,341	$1,770
Cash and cash equivalents at the end of the period	$267	$1,562

Supplementary disclosure of cash flows information
Interest	62	16
Income taxes	19	21

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2022 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2023, the results of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

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

Schedule of operating segment

	Three months Ended March 31,		Changes
	(In thousands)
	2023	2022	Amount	%
Software Services	$6,459	$5,456	$1,003	18%
Managed Services and Support	3,041	4,269	(1,228)	(29)%
Platform Services	338	1,331	(993)	(75)%
Revenue	$9,838	$11,056	$(1,218)	(11)%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Operating profit by Operating Segment

	Three months Ended March 31,		Changes
	(In thousands)
	2023	2022	Amount	%
Software Services	$(1,135)	$(199)	$(936)	(470%)
Managed Services and Support	552	1,254	(702)	(56%)
Platform Services	(463)	(572)	109	19%
Total segment operating (loss) profit	(1,046)	483	(1,529)	(317%)
Less: unallocated costs	2,163	2,457	(294)	(12%)
Income (loss) from operations	(3,209)	(1,974)	(1,235)	(63%)
Other Income	12	—	12	(100%)
Interest expense	(62)	(16)	(46)	(288%)
Net income (loss) before income tax expenses	$(3,259)	$(1,990)	$(1,269)	(64%)

Revenue from top 5 customers

Three Months Ended March 31,  2023

Schedule of concentration
Customer	Amount (In thousands)	% of Revenue
Customer 1	$4,930	50%
Customer 2	920	9%
Customer 3	859	9%
Customer 4	792	8%
Customer 5	$388	4%

Three Months Ended March 31,  2022

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$3,833	35%
Customer 2	1,965	18%
Customer 3	966	9%
Customer 4	899	8%
Customer 5	$623	6%

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

The beginning and ending contract balances were as follows:

Schedule of receivables and contract liabilities
	March 31, 2023	December 31, 2022
	(In thousands)
Accounts Receivable	5,512	5,592

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the quarter ended March 31, 2023 the Company did not provided an allowance for uncollectible accounts and year ended December 31, 2022 the Company provided $222 as allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

The Company’s quarterly goodwill impairment test resulted in no impairment charges in the quarter ended March 31, 2023 and 2022.

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

Schedule of balance sheet

	March 31, 2023
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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended March 31, 2023 and 2022 were Nil 0.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended March 31, 2023 and 2022 revenue from the top five customers accounted for approximately 80% and 76% of total revenue respectively. For the quarter ended March 31, 2023 and year ended December 31, 2022 accounts receivable from five major customers accounted for approximately 82% and 72% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through March 31, 2023) per institution.

As of March 31, 2023 and December 31, 2022, the Company had Nil0 and $816 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

4) Property and Equipment

Property and equipment consisted of the following:

Schedule of property and equipment
	March 31, 2023	December 31, 2022
	(In thousands)
Furniture and Equipment	$123	$119
Less: Accumulated depreciation	(56)	(39)
Net Fixed Assets	$67	$80

Depreciation expenses for the quarter ended March 31, 2023, and March 31, 2022 were $17 and $8 respectively.

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

Intangible assets consist of the following:

Schedule of intangible assets
	March 31, 2023				December 31, 2022
	Weighted average Remaining Useful life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)				(In thousands)
Customer relationships	2.97	$8,667	$3,957	$4,710	$8,667	$3,523	$5,144
Intellectual property	4.39	7,329	2,349	4,980	7,329	2,013	5,316
Product development	0.5	477	454	23	477	367	110
Total Intangible Assets		$16,473	$6,760	$9,713	$16,473	$5,903	$10,570

Amortization expense for the quarter ended March 31, 2023 and March 31, 2022 were $857 and $660 respectively. This amortization expense relates to capitalized software expenses, intellectual property, and customer lists.

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

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next six years are as follows:

Schedule of amortization expense

March 31,
2023	$1,251
2024	2,114
2026	2,114
2026	2,114
2027	2,114
2028	6
Total	$9,713

6) Due from Related Party

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

Securekloud Technologies Inc owns 60.92% of Healthcare Triangle Inc as of March 31, 2023.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with its parent. As per the Master Services Agreement, parent provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. The parent charges for the services at cost. The Company received services amounting to $3,190 and $2,091 for the quarter ended March 31, 2023, and 2022 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the cost incurred by the parent on behalf of the Company are settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $146 and $49 for the quarter ended March 31, 2023, and 2022 respectively. The Company has paid for these services during the year.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $67 and $49 for the quarter ended March 31, 2023, and 2022 respectively.

The Company has earned $12 from sale to related parties for the quarter ended March 31, 2023, and $131 for the quarter ended March 31, 2022.

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

Presented below is the summary of the foregoing acquisitions

Allocation of purchase price

Schedule of allocation of purchase price

Asset Component	March 31, 2023
Intangible Assets	$6,018
Goodwill	1,289
Working Capital	—
Current Assets
Cash	970
Accounts Receivables	3,142
Other Current Assets
Other Current Assets	11,419
Current Liabilities
Accounts Payable	758
Short term borrowing	2,209
Other Current liabilities	679
Current liabilities	3,646
Net Working Capital Acquired	7,773
Total Purchase price	$7,773

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

8) Debt Securities

A. Common Stock Warrants

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

As of March 31, 2023, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants.

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

Schedule of common stock warrants
Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding on January 1, 2023	909,225	$2.88	—	—
Granted	—	—	—	—
Excised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding on March 31, 2023	909,225	$2.88	—	—
Exercisable on March 31, 2023	909,225	$2.88	—	—

The following table summarizes the activities for our unvested warrants for the quarter ended March 31, 2023

Schedule of unvested warrants
	Number of Warrants		Weighted average Grant Date Fair Value Per warrant
Unvested on December 31, 2022	—
Granted	—	$
Vested	—	$
Forfeited	—	$
Unvested on March 31, 2023	—

The Company has recognized cost of nil for the quarter ended March 31, 2023, and nil for the quarter ended March 31, 2022.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

B. Warrant Liability

The Company has allocated the proceeds from convertible note between promissory notes and warrants; as of March 31, 2023, the Company has reported a Warrant liability of $55 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Schedule of fair value of warrant liabilities

Fair value assumptions	March 31, 2023
Estimated fair value of common stock warrant	$0.40
Exercise price	$2.88
Expected volatility	45%-52%
Expected terms (in years)	2
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%

C. Short Term borrowing

The Company has obtained a credit facility from Seacoast business funding (SBF) a division of Seacoast National Bank . The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of March 31, 2023, is $2,945 and $2,412 for the period ended December 31, 2022.

9) Provision for Income Taxes

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

The components of the Company’s net deferred tax assets as of March 31, 2023 and December 31, 2022, were as follows (in thousands):

Schedule of deferred tax assets

	March 31, 2023	December 31, 2022
Deferred tax assets:
Net Operating loss carry forward	$880	$2,578
Stock-based compensation	(38)	(27)
Other income (PPP loan forgiveness)		292
Total Deferred tax asset	842	2,843
Less: Valuation allowance	$(842)	$(2,843)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Income tax expense (benefit) was computed as follows:

Schedule of income tax expense benefit

	March 31, 2023	March 31, 2022
Federal income tax	$—	$—
State income tax	19	21
Total Income taxes , Current provision	19	21
Deferred Income taxes (benefit)	—	—
Total Income expenses (benefit)	$19	$21

The Company’s effective tax rate is 0% for the quarter ended March 31, 2023 and 0% and for the quarter ended March 31, 2022 The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

The Company files a consolidated federal tax return with its parent and records its share of the consolidated federal tax expense on a separate return basis. The Company’s current tax expense is nil. There is no liability in 2022 on account of losses.

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

10) New Accounting Pronouncements

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

11) Legal Matters

The Company is not involved in any action, arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal cost is expensed as incurred.

12) Share Based Compensation

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

A summary of option activity under the employee share option plan as of December 31, 2022, and changes during the year then ended is presented below.

Schedule of stock option activity
	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance outstanding as at December 31, 2022	2,085,136	—	—	—	2,085,136
Additions to the plan	2,000,000
Incentive Stock Options (ISO)		—	—	—	2,000,000
Non-Qualified Stock Options (NSO)	880,757	0.36	—	—	880,757
Cancelled/expired/exercised	123,864	0.40	—	—	123,864
Balance available under the plan as of March 31, 2023	3,328,243	—	—	—	3,328,243

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The following table summarizes the activities for our unvested options for the quarter ended March 31, 2023

Schedule of unvested options
	Number of options	Weighted average Grant Date Fair Value Per Option
Unvested on December 31, 2022	696,000	0.53
Granted	880,757	0.36
Vested	(546,625)	0.51
Forfeited	—	—
Unvested on March 31, 2023	1,030,132	0.40

The weighted-average grant date fair value of options granted during the quarter ended March 31, 2023 was $0.36. The fair value as of the respective vesting dates of options that vested during the quarter ended March 31, 2023,was $277.

As of March 31, 2023, there was $377 of unrecognized share-based compensation expense related to unvested options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years based on vesting under the award service conditions.

The company issued and valued options using the Black-Scholes model for all 2023 and 2022 issuances with the following significant assumptions

Schedule of assumptions
Fair value assumptions	2023	2022
Expected volatility	45%-52%	45%-52%
Expected terms (in years)	2	3
Risk-free interest rate	2.18%-3.57%	1.48%-2.18%
Dividend Yield	0%	0%

The Company issued and valued options using the Black-Scholes model for all 2022 issuances with the following significant assumptions

13) Net Income per share

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

The company has 909,255 warranties that are excisable at weighted average price of $2.80 on March 31, 2023, and 909,255 warrant that are excisable at weighted average price of $2.80 at December 31,2022.

The company has 1,195,500 options that are vested and excisable on March 31,2023.

Schedule of earning per shares
	Three Months Ended March 31,
	2023	2022
Net income attributable to common stockholders	$(3,278)	$(2,011)
Weighted average shares outstanding used in basic per common share computations	41,859,531	35,507,184
Basic /Diluted EPS	$(0.078)	$(0.057)

14) Subsequent Events

For the quarter ended March 31, 2023, the Company has evaluated subsequent events through May 04, 2023 the date, which the financial statements were available to be issued. No reportable subsequent events have occurred through May 04, 2023, which would have a significant effect on the financial statements as of March 31, 2023.

The company has made a private placement of 769,231 shares of its common stock, pursuant to the terms and conditions of the Securities Purchase Agreement, dated as of April 03, 2023. The Purchaser paid $0.65 for each Share.

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

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its s Life Sciences business to us. As of March 31, 2023, we had a total of 55 full time employees, 197 sub-contractors, including 114 certified cloud engineers, 100 Epic Certified EHR experts and 20 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the quarter ended March 31, 2023, we generated revenues of approximately $9.8 million compared to revenue of $11.1 million for the quarter ended March 31, 2022 which represents decrease of $1.2 million or 11% compared to the previous year.

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

There has been no major impact on account of COVID19 during the quarter ended March 31, 2023.

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

Platform Services

Platform Services from CloudEz, DataEz are offered both as a solution delivery model and as Software as a Service (SaaS) on a subscription model. readbl.ai is offered only as Software as a Service (SaaS) on a subscription model.

The revenue from solutions delivery model contains a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. During the periods presented the company generated Platform revenue on SaaS, which is recurring revenue.

Our SaaS agreements aregenerally non-cancellable during the term, although customers typically will have the right to terminate their agreements for cause in the event of material breach.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended March 31,
	2023	% Sales	2022	% Sales
	(In thousands)		(In thousands)
Revenue	$9,838	100%	$11,056	100%
Cost of Revenue (exclusive of depreciation /amortization)	8,245	84%	8,162	74%
Research and Development	539	5%	1,066	10%
Sales and Marketing	1,761	18%	1,740	16%
General and Administrative	1,628	17%	1,351	12%
Depreciation and Amortization	874	9%	711	6%
Other Income	12	0%	—	0%
Interest expense	62	1%	16	0%
Income tax	19	0%	21	0%
Net income (loss)	$(3,278)	(33%)	$(2,011)	(18%)

Three Months Ended March 31, 2023 and March 31, 2023

Revenue from operations

	Three Months Ended March 31,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Revenue	$9,838	$11,056	$(1,218)	(11)%

Revenue decreased by $1.2 million, or 11% to $9.8 million for the quarter ended March 31, 2023, as compared to $11.1 million for the quarter ended March 31, 2022. Revenue from Software Services has increased but revenue from Managed Services and support and Platform services have reduced resulting in net decrease in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as cloud hosting and cloud disaster recovery call for services on a continuous basis and allow for strengthening of client relationships.

Our top 5 customers accounted for 80% of the revenue in quarter ended March 31, 2023, and 76% during quarter ended March 31, 2022, respectively.

The following table has the breakdown of our revenues for the quarter ended March 31, 2023, and 2022 for each of our top 5 customers. Two of the top 5 customers in 2022 are not the same for 2022.

Top Five Customers Revenue for three months ended March 31, 2023 and 2022.

2023

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$4,930	50%
Customer 2	920	9%
Customer 3	859	9%
Customer 4	792	8%
Customer 5	$388	4%

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$3,833	35%
Customer 2	1,965	18%
Customer 3	966	9%
Customer 4	899	8%
Customer 5	$623	6%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended March 31,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Software Services	$4,440	$3,014	$1,426	47%
Managed Services and Support	489	819	(330)	(40%)
Platform Services	—	—	—
Total Revenue	$4,929	$3,833	$1,096	29%

Revenue from Customer 1 increased by $1.1 million, or 29% to $4.9 million for the quarter ended March 31, 2023, as compared to $3.8 million for the quarter ended March 31, 2022. Software services revenue increased by $1.4 million or 47% to $4.4 million for the quarter ended March 31, 2023, as compared to $3 million for the quarter ended March 31, 2022. Managed Services and Support revenue decreased by $0.3 million, or 40% to $0.5 million for the quarter ended March 31, 2023, as compared to $0.8 million for the quarter ended March 31, 2022.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended March 31,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Cost of Revenue (exclusive of depreciation /amortization)	$8,245	$8,162	$83	1%

Cost of revenue, excluding depreciation and amortization increased by $0.1 million, or 1%, to $8.2 million for the quarter ended March 31, 2023, as compared to $8.1 million for the quarter ended March 31, 2022.

Research and Development

	Three Months Ended March 31,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Research and Development	$539	$1,066	$(527)	(49)%

Research and Development expenses decreased by $0.5 million, or 49% to $0.5 million for the quarter ended March 31, 2023, as compared to $1.1 million for the quarter ended March 31, 2022, the decrease was mainly due to lower payroll and related costs.

Sales and Marketing

	Three Months Ended March 31,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Sales and Marketing	$1,761	$1,740	$21	1%

Sales and Marketing expenses increased by $0.02 million, or 1% to $1.7 million for the quarter ended March 31, 2023, as compared to $1.7 million for the quarter ended March 31, 2022.

General and Administrative

	Three Months Ended March 31,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
General and Administrative	$1,628	$1,351	$277	20%

General and Administrative expenses increased by $0.2 million, or 20 % to $1.6 million for the quarter ended March 31, 2023, as compared to $1.4 million for the quarter ended March 31, 2022, this is primarily due to increase stock compensation expenses.

Depreciation and amortization

	Three Months Ended March 31,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$874	$711	$163	23%

Depreciation and amortization expenses increased by $0.2 million, or 23% to $0.9 million for the quarter ended March 31, 2023, as compared to $0.7 million for the quarter ended March 31, 2022.

Interest expense

	Three Months Ended March 31,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Interest expense	$62	$16	$46	288%

Interest expenses increased by $0.05 million, or 288% to $0.06 million for the quarter ended March 31, 2023, as compared to $0.01 million for the quarter ended March 31, 2022, The increase was due to additional cost of invoicing financing.

Provision for Income Taxes

	Three Months Ended March 31,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Income taxes	$19	$21	$(2)	(10)%

Income tax decreased by $0.002 million, or 10% to $0.02 million for the quarter ended March 31, 2023, as compared to $0.02 million for the quarter ended March 31, 2022.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We manage and report our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

	Three Months Ended March 31,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Software Services	$6,459	$5,456	$1,003	18%
Managed Services and Support	3,041	4,269	(1,228)	(29)%
Platform Services	338	1,331	(993)	(75)%
Revenue	$9,838	$11,056	$(1,218)	(11)%

Revenue from Software Services increased by $1 million, or 18% to $6.5 million for the quarter ended March 31, 2023, as compared to $5.5 million for the quarter ended March 31, 2022. Income from Software services increased due to increase in EHR implementation engagements. Revenue from Managed Services and Support decreased by $1.2 million, or 29% to $3 million for the quarter ended March 31, 2023, as compared to $4.2 million for the quarter ended March 31, 2022. Revenue from Platform Services decreased by $1 million, or 75% to $0.3 million for the quarter ended March 31, 2023, as compared to $1.3 million for the quarter ended March 31, 2022.

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

Cost of Revenue

	Three Months Ended March 31,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Software Services	$5,493	$4,310	$1,183	27%
Managed Services and Support	2,489	3,015	(526)	(17)%
Platform Services	263	837	(574)	(69)%
Cost of Revenue	$8,245	$8,162	$83	1%

Cost of Revenue from Software Services increased by $1.2 million, or 27% to $5.5 million for the quarter ended March 31, 2023, as compared to $4.3 million for the quarter ended March 31, 2022. The increase in cost of Software Services is due to higher Software Services revenue. Cost of Revenue from Managed Services and Support decreased by $0.5 million, or 17% to $2.5 million for the quarter ended March 31, 2023, as compared to $3 million for the quarter ended March 31, 2022. Cost of Revenue from Platform Services decreased by $0.6 million, or 69% to $0.3 million for the quarter ended March 31, 2023, as compared to $0.9 million for the quarter ended March 31, 2022.

Segment operating profits by reportable segment were as follows:

Operating profit by Operating Segment

	Three months Ended March 31,		Changes
	(In thousands)
	2023	2022	Amount	%
Software Services	$(1,135)	$(199)	$(936)	(470%)
Managed Services and Support	552	1,254	(702)	(56%)
Platform Services	(463)	(572)	109	19%
Total segment operating (loss) profit	(1,046)	483	(1,529)	(317%)
Less: unallocated costs	2,163	2,457	(294)	(12%)
Income (loss) from operations	(3,209)	(1,974)	(1,235)	(63%)
Other Income	12	—	12	(100%)
Interest expense	(62)	(16)	(46)	(288%)
Net income (loss) before income tax expenses	$(3,259)	$(1,990)	$(1,269)	(64%)

Operating loss from Software Services increased by $0.9 million, or 470% to $1.1 million for the quarter ended March 31, 2023, as compared to operating loss of $0.2 million for the quarter ended March 31, 2022. Operating profit from Managed Services and Support decreased by $0.7 million, or 56% to $0.6 million for the quarter ended March 31, 2023, as compared to $1.3 million for the quarter ended March 31, 2022. Operating loss from Platform Services decreased by $0.1 million, or 19% to $0.5 million for the quarter ended March 31, 2023, as compared to $0.6 million for the quarter ended March 31, 2022.

Liquidity and Capital Resources

Liquidity

The current ratio measures a company's ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company's liquidity position. A good current ratio is between 1.2 to 2 which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the three months ended March 31, 2023, financial statement is 0.9 compared to 1.3 for the financial year ended December 31, 2022.

The Company’s current debt equity ratio, based on the three months ended March 31, 2023, financial statement is 0.32, for the quarter ended March 31, 2023, compared to 0.20 for the quarter ended December 31, 2022. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

Sources of Liquidity

As of March 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $0.3 million. We believe that our cash and cash equivalents as of March 31, 2023, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

	As of March 31, 2023	As of March 31, 2022
	(In thousands)
Cash and cash equivalents	$267	$1,562
Short-term investments	—	—
Total cash, cash equivalents and short-term investments	$267	$1,562

As of March 31, 2023, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totalling $0.3 million.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	As of March 31, 2023	As of March 31, 2022
	(In thousands)
Cash flows provided by operating activities	$(1,605)	$350
Cash flows used in investing activities	(2)	(20)
Cash flows provided by financing activities	533	(538)
Net increase in cash and cash equivalents	$(1,074)	$(208)

Operating Activities

Net Cash generated (used) by operating activities during the quarter ended March 31, 2023 was ($1.6) million compared to $0.4 million for the quarter ended March 31, 2022.

Investing Activities

Net cash used in investing activities was $(0.002) million for the quarter ended March 31, 2023, and $(0.02) for the quarter ended March 31, 2022.

Financing Activities

Cash (outflow)/inflow from financing activities was $0.5 million for the quarter ended March 31, 2023 and $(0.5) million for the quarter ended March 31, 2022.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K , filed with the SEC on March 28, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.4	Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.5	Series A Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
4.1	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.1	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.2	The Company’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.3	Form of Grant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.4	Master Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 28, 2023.)
10.5	Shared Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 28, 2023.)
10.6	Rental Sublease Agreement dated January 1, 2021 between SecureKloud Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 28, 2023.)
10.7	Offer letter dated January 1, 2020 between the Company and Anand Kumar (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021.)
10.8	IT Master Services Agreement effective as of May 1, 2017 between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021.)
10.9	Form of Statement of Work under Master Services Agreement between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021.)
10.10	Form of Common Stock Purchase Warrant to be issued to the Placement Agent for the Note and Warrant Private Offering (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 333-259180, as amended and filed on September 27, 2021.)
10.11	Share Purchase Agreement, dated December 10, 2021, among Healthcare Triangle, Inc., Devcool, Inc., Go To Assistance Inc., and Mr. Sandeep Deokule. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2021.)
10.12	Convertible Promissory Note, dated December 10, 2021 made to Go To Assistance Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 8, 2022.)
10.13	Consulting Agreement dated December 10, 2021 between the Company and Sandeep Deokule (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 8, 2022.)
21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 8, 2022.)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

+ Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRIANGLE, INC.

Date: May 09, 2023	/s/ Dave Rosa
Dave Rosa
Chairman of the Board and Director

Date: May 09, 2023	/s/ Lakshmanan Kannappan
Lakshmanan Kannappan
Head of Strategic Partnership
(Principal executive officer)

Date: May 09, 2023	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran
Chief Financial Officer (principal financial and accounting officer, and principal executive officer)

