Form 10-Q
period 2023-06-30
Healthcare Triangle, Inc.
filed 2023-08-10
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-40903

HEALTHCARE TRIANGLE, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3559776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7901 Stoneridge Drive, Suite 220 Pleasanton, CA	94588
(Address of principal executive officer)	(Zip Code)

(925) 270-4812
(Registrant’s telephone number, including area code)

Title of each class	Ticker Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	HCTI	The Nasdaq Stock Market LLC

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

Yes ☐  No ☒

As of August 09, 2023, 4,277,863 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in our forward looking statements are reasonable, we cannot guarantee the future results, levels of activity, performance or events and circumstances described in the forward looking statements will be achieved or occur. Neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to confirm such statements to actual results or to changes in our expectations, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context suggests otherwise, references to "Healthcare Triangle," "company," "we," "us" and "our" refer to Healthcare Triangle Inc. and its consolidated subsidiary.

PART I

FINANCIAL INFORMATION

Item 1. Financial statements

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$132	$1,341
Accounts receivable	4,476	5,592
Other current assets	816	816
Total current assets	5,424	7,749
Property and equipment, net	57	80
Intangible assets, net	8,921	10,570
Goodwill	1,289	1,289
Due from affiliates	1,377	1,075
Total assets	$16,068	$20,763

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$926	$1,481
Warrant Liability	55	55
Short term borrowing	3,531	2,412
Other current liabilities	1,278	2,200
Total current liabilities	5,790	6,148

Long-term liabilities
Contingent Consideration	2,227	2,227
Total current and long-term liabilities	8,017	8,375

Stockholders' equity
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	0	0
Common stock, par value $0.0001; 10,000,000 authorized 4,277,863 and 4,170,953 shares issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	—	0
Additional paid-in capital	25,683	24,956
Retained earnings	(17,632)	(12,568)
Total stockholders' equity	8,051	12,388
Total liabilities and stockholders' equity	$16,068	$20,763

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net revenue	$8,526	$11,588	$18,364	$22,644
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,579	8,429	14,824	16,591
Operating expenses
Research and development	102	646	641	1,712
Sales and Marketing	1,026	1,651	2,787	3,391
General and Administrative	1,612	1,451	3,240	2,802
Depreciation and amortization	802	844	1,676	1,555
Total operating expenses	3,542	4,592	8,344	9,460
Loss from operation	(1,595)	(1,433)	(4,804)	(3,407)
Other income	—	1,087	12	1,087
Interest expense	(186)	(58)	(248)	(74)
Loss before income tax	(1,781)	(404)	(5,040)	(2,394)
Provision for Income tax	(5)	(1)	(24)	(22)
Net loss	$(1,786)	$(405)	$(5,064)	$(2,416)
Net loss per common share—basic and diluted	(0.42)	(0.11)	(1.20)	(0.68)
Weighted average shares outstanding used in per common share computations:
Basic and diluted	4,228,379	3,548,429	4,228,379	3,548,429

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

 Consolidated Statements of Changes in Stockholders' Equity

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
					(In thousands)
Three Months Ended June 30, 2023 and 2022
Balance at March 31, 2023	6,000	$1	4,185,940	$0	$25,149	$(15,846)	$9,303
Net Loss						$(1,786)	$(1,786)
Preferential Issue			76,923	$0	$499		$499
Issue of stock option (ISO/NSO)					$35		$35
Shares issued for services			15,000	$0			$0
Balance at June 30, 2023	6,000	$1	4,277,863	$0	$25,683	$(17,632)	$8,051

Six Months Ended June 30, 2023 and 2022
Balance at December 31, 2022	6,000	$1	4,170,940	$0	$24,956	$(12,568)	$12,388
Issue of Options (ISO/NSO)					177		$177
Preferential Issue			76,923	$0	$499		$499
Shares issued for services			30,000	0	$51		$51
Net loss	—	—	—	—	—	$(5,064)	$(5,064)
Balance at June 30, 2023	6,000	$1	4,277,863	0	25,683	(17,632)	8,051

Three Months Ended June 30, 2022
Balance at March 31, 2022	6,000	$1	3,553,667	$0	$19,174	$(4,675)	$14,499
Stock Compensation Expenses					12		12
Net Loss						(405)	(405)
Balance at June 30, 2022	6,000	$1	3,553,667	$0	$19,186	$(5,080)	$14,106

Six Months Ended June 30, 2022
Balance at December 31, 2021	6,000	$1	3,526,083	$0	$18,799	$(2,664)	$16,135
Stock Compensation Expenses					27		$27
Cash collected on common stock options			2,614	$0	10		$10
Shares issued for services			24,970	$0	350		$350
Net loss						(2,416)	$(2,416)
Balance at June 30, 2022	6,000	$1	3,553,667	$0	$19,186	$(5,080)	$14,106

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(5,064)	$(2,416)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,676	1,555
Common stock issued for services	51	350
Income from PPP	—	(1,068)
Stock compensation expenses	174	32
Changes in operating assets and liabilities:
(Increase)/ decrease in:
Accounts receivable	1,116	3,125
Other current assets	(0)	(306)
Due from related party	698	(534)
Increase/ (decrease) in:
Accounts payable and accrued expenses	(555)	(603)
Other current liabilities	(922)	564
Payment of lease liability	—	(97)
Net cash provided by/ (used in) operating activities	(2,826)	602
Cash flows from investing activities
(Purchase)/sale of property and equipment	(2)	(22)
Increase in intangible assets	—	(2,000)
Net cash provided by/ (used in) investing activities	(2)	(2022)
Cash flows from financing activities
Employee stock options exercised	—	10
Increase/(decrease) in short term borrowing	1,119	1,003
Payment of lease liabilities	—	—
Increase in additional paid-up capital	500	—
Net cash provided by/ (used in) financing activities	1,619	1,013

Net increase (decrease) in cash and cash equivalents	(1,209)	(407)
Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	$1,341	$1,770
Cash and cash equivalents at the end of the period	$132	$1,363

Supplementary disclosure of cash flows information
Interest	248	74
Income taxes	24	22

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2022 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2023, the results of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the three months ended June 30, 2023 and 2022. The results of operations for the three months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

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

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term ‘chief operating decision maker’ to be the Chief Financial Officer. The Chief Financial Officer along with the management team reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, the Company has determined that it operates in three distinct reportable operating segments, and all required financial segments information can be found in the consolidated financial statements.

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

Schedule of operating segment

	Three months Ended June 30,		Changes
	(In thousands)
	2023	2022	Amount	%
Software Services	$5,185	$6,585	$(1,400)	(21)%
Managed Services and Support	2,865	3,903	(1,038)	(27)%
Platform Services	476	1,100	(624)	(57)%
Revenue	$8,526	$11,588	$(3,062)	(26)%

	Six months Ended June 30,		Changes
	(In thousands)
	2023	2022	Amount	%
Software Services	$11,643	$12,041	$(398)	(3)%
Managed Services and Support	5,906	8,172	(2,266)	(28)%
Platform Services	815	2,431	(1,616)	(66)%
Revenue	$18,364	$22,644	$(4,280)	(19)%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Operating profit by Operating Segment

	Three months Ended June 30,		Changes
	(In thousands)
	2023	2022	Amount	%
Software Services	$(643)	$(321)	$(322)	(101%)
Managed Services and Support	822	1,284	(462)	(36%)
Platform Services	(384)	(212)	296	140%
Total segment operating (loss) profit	(263)	751	(488)	(65%)
Less: unallocated costs	1,858	2,184	(326)	(15%)
Income (loss) from operations	(1,595)	(1,433)	(162)	(11%)
Other Income	—	1,087	(1,087)	(100%)
Interest expense	(186)	(58)	(128)	(221%)
Net income (loss) before income tax expenses	$(1,781)	$(404)	$(1,377)	(341%)

	Six months Ended June 30,		Changes
	(In thousands)
	2023	2022	Amount	%
Software Services	$(1,779)	$(521)	$(1,258)	(242%)
Managed Services and Support	1,374	2,538	(1,164)	(46%)
Platform Services	(379)	(784)	405	52%
Total segment operating (loss) profit	(784)	1,233	(2,017)	(164%)
Less: unallocated costs	4,020	4,640	(620)	(13%)
Income (loss) from operations	(4,804)	(3,407)	(1,397)	(41%)
Other Income	12	1,087	(1,075)	(99%)
Interest expense	(248)	(74)	(174)	(235%)
Net income (loss) before income tax expenses	$(5,040)	$(2,394)	$(2,646)	(111%)

Revenue from top 5 customers

Three Months Ended June 30,  2023

Schedule of concentration
Customer	Amount (In thousands)	% of Revenue
Customer 1	$4,519	53%
Customer 2	912	11%
Customer 3	622	7%
Customer 4	539	6%
Customer 5	$319	4%

Three Months Ended June 30,  2022

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$4,517	39%
Customer 2	1,744	15%
Customer 3	920	8%
Customer 4	845	7%
Customer 5	$440	4%

Six Months Ended June 30, 2023

Schedule of concentration
Customer	Amount (In thousands)	% of Revenue
Customer 1	$9,449	51%
Customer 2	1,771	10%
Customer 3	1,330	7%
Customer 4	984	5%
Customer 5	$920	5%

Six Months Ended June 30, 2022

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$8,350	37%
Customer 2	3,709	16%
Customer 3	1,886	8%
Customer 4	1,744	8%
Customer 5	$912	4%

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

The beginning and ending contract balances were as follows:

Schedule of receivables and contract liabilities
	June 30, 2023	December 31, 2022
	(In thousands)
Accounts Receivable	4,476	5,592

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon the management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the quarter ended June 30, 2023 the Company did not provided an allowance for uncollectible accounts and year ended December 31, 2022 the Company provided $222 as allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

The Company’s quarterly goodwill impairment test resulted in no impairment charges in the quarter ended June 30, 2023 and 2022.

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

Schedule of balance sheet

	June 30, 2023
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

The Company adopted the “2020 Stock Incentive Plan” (Plan). The Company has reserved 600,000 shares of the Company’s Common stock.

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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended June 30, 2023 and 2022 were Nil 0.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended June 30, 2023 and 2022 revenue from the top five customers accounted for approximately 81% and 73% of total revenue respectively. For the quarter ended June 30, 2023 and year ended December 31, 2022 accounts receivable from five major customers accounted for approximately 81% and 72% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through June 30, 2023) per institution.

As of June 30, 2023 and December 31, 2022, the Company had Nil0 and $816 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

4) Property and Equipment

Property and equipment consisted of the following:

Schedule of property and equipment
	June 30, 2023	December 31, 2022
	(In thousands)
Furniture and Equipment	$123	$119
Less: Accumulated depreciation	(66)	(39)
Net Fixed Assets	$57	$80

Depreciation expenses for the quarter ended June 30, 2023, and June 30, 2022 were $10 and $8.5 respectively.

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

Intangible assets consist of the following:

Schedule of intangible assets
	June 30, 2023				December 31, 2022
	Weighted average Remaining Useful life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)				(In thousands)
Customer relationships	2.97	$8,667	$4,390	$4,277	$8,667	$3,523	$5,144
Intellectual property	4.39	7,329	2,685	4,644	7,329	2,013	5,316
Product development	0.5	477	477	0	477	367	110
Total Intangible Assets		$16,473	$7,552	$8,921	$16,473	$5,903	$10,570

Amortization expense for the quarter ended June 30, 2023 and June 30, 2022 were $792 and $793 respectively. This amortization expense relates to capitalized software expenses, intellectual property, and customer lists.

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

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next six years are as follows:

Schedule of amortization expense

June 30,
2023	$1,538
2024	3,077
2025	3,020
2026	1,286
Total	$8,921

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

Securekloud Technologies Inc owns 59.61% of Healthcare Triangle Inc as of June 30, 2023.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with its parent. As per the Master Services Agreement, parent provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. The parent charges for the services at cost. The Company received services amounting to $756 and $218 for the quarter ended June 30, 2023, and 2022 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the cost incurred by the parent on behalf of the Company are settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $71 and $43 for the quarter ended June 30, 2023, and 2022 respectively. The Company has paid for these services during the year.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $67 and $43 for the quarter ended June 30, 2023, and 2022 respectively.

The Company has earned $9 from sale to related parties for the quarter ended June 30, 2023, and Nil0 for the quarter ended June 30, 2022.

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

2. $700 worth of equity of the Company’s common stock (the “Common Stock”) whereby the number of shares of common stock issuable to Mr. Deokule will be calculated by dividing $700 by the volume weighted average price of the Company’s common stock as reported by Bloomberg Financial Markets or if Bloomberg Financial Markets is not then reporting such prices, by a comparable reporting service of national reputation (“VWAP”) for the 20 trading days immediately prior to the closing date of the Transaction. Such shares of common stock were issued as follows:

a) 20,930 shares of unvested Common Stock were issued to the Seller, which shall vest upon Devcool meeting one of two gross revenue targets set forth in the Share Purchase Agreement; and

b) 8,372 shares of unvested Common Stock were issued as retention bonus to certain key personnel of Devcool to be retained by Devcool post-Closing (the “Retention Personnel”), subject to the Retention Personnel continuing to perform services to Devcool (or its affiliates) up to and through the second anniversary of the closing date, which shares shall vest equally monthly on the corresponding day of the closing date over a period of 24 successive months; and

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

3. A sum of up to $2,500 as post-closing earnout payment (the “Earnout”), subject to Devcool’s achievement of the applicable yearly earnout targets set forth in the Share Purchase Agreement, which Earnout shall be payable as follows:

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

Presented below is the summary of the foregoing acquisitions

Allocation of purchase price

Schedule of allocation of purchase price

Asset Component	June 30, 2023
Intangible Assets	$6,018
Goodwill	1,289
Working Capital	—
Current Assets
Cash	970
Accounts Receivables	3,142
Other Current Assets
Other Current Assets	11,419
Current Liabilities
Accounts Payable	758
Short term borrowing	2,209
Other Current liabilities	679
Current liabilities	3,646
Net Working Capital Acquired	7,773
Total Purchase price	$7,773

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

8) Debt Securities

A. Common Stock Warrants

In connection with the issuance of Convertible Notes, the Company also issued Warrants to each holder of Convertible Notes which entitles the holder thereof to purchase a number of shares of our common stock equal to 50% of the number of shares that Convertible Note issued with such Warrant is convertible into at a price equal to $28.8 per share.

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

As of June 30, 2023, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants.

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

Schedule of common stock warrants
Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding on January 1, 2023	590,923	$28.8	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding on June 30, 2023	90,923	$28.8	—	—
Exercisable on June 30, 2023	90,923	$28.8	—	—

The following table summarizes the activities for our unvested warrants for the quarter ended June 30, 2023

Schedule of unvested warrants
	Number of Warrants		Weighted average Grant Date Fair Value Per warrant
Unvested on December 31, 2022	—
Granted	—	$
Vested	—	$
Forfeited	—	$
Unvested on June 30, 2023	—

The Company has recognized cost of nil for the quarter ended June 30, 2023, and nil for the quarter ended June 30, 2022.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

B. Warrant Liability

The Company has allocated the proceeds from convertible note between promissory notes and warrants; as of June 30, 2023, the Company has reported a Warrant liability of $55 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Schedule of fair value of warrant liabilities

Fair value assumptions	June 30, 2023
Estimated fair value of common stock warrant	$4.0
Exercise price	$28.8
Expected volatility	45%-52%
Expected terms (in years)	2
Risk-free interest rate	1.48%-2.18%
Dividend Yield	0%

C. Short Term borrowing

The Company has obtained a credit facility from Seacoast business funding (SBF) a division of Seacoast National Bank . The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of June 30, 2023, is $2,352 and $3,212 for the period ended December 31, 2022.

The Company has obtained a credit facility from Agile Lending LLC in the month of May 2023. The balance as of June 30, 2023, is $1,179.

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

The components of the Company’s net deferred tax assets as of June 30, 2023 and December 31, 2022, were as follows (in thousands):

Schedule of deferred tax assets

	June 30, 2023	December 31, 2022
Deferred tax assets:
Net Operating loss carry forward	$1,361	$2,578
Stock-based compensation	(47)	(27)
Other income (PPP loan forgiveness)	—	292
Total Deferred tax asset	1,314	2,843
Less: Valuation allowance	$(1,314)	$(2,843)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Income tax expense (benefit) was computed as follows:

Schedule of income tax expense benefit

	June 30, 2023	June 30, 2022
Federal income tax	$—	$—
State income tax	5	1
Total Income taxes , Current provision	5	1
Deferred Income taxes (benefit)	—	—
Total Income expenses (benefit)	$5	$1

The Company’s effective tax rate is 0% for the quarter ended June 30, 2023 and 0% and for the quarter ended June 30, 2022 The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

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

A summary of option activity under the employee share option plan as of December 31, 2023, and changes during the year then period is presented below.

Schedule of stock option activity
	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance outstanding as at December 31, 2022	208,514	—	—	—	208,514
Additions to the plan	200,000
Incentive Stock Options (ISO)		—	—	—	200,000
Non-Qualified Stock Options (NSO)	88,076	3.6	—	—	880,757
Cancelled/expired/exercised	12,386	4.0	—	—	12,386
Balance available under the plan as of March 31, 2023	332,824	—	—	—	332,824
Cancelled/expired/exercised	11,226	3.6	—	—	11,226
Issued	70,000	3.9	—	—	70,000
Balance available under the plan as of June 30, 2023	274,050				274,050

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The following table summarizes the activities for our unvested options for the quarter ended June 30, 2023

Schedule of unvested options
	Number of options	Weighted average Grant Date Fair Value Per Option
Unvested on December 31, 2022	69,600	5.3
Granted	88,076	3.6
Vested	(54,663)	5.1
Forfeited	—	—
Unvested on March 31, 2023	103,013	4.0
Granted	—	—
Vested	(18,657)	6.4
Forfeited	—	—
Unvested on June 30, 2023	84,356	3.7

The weighted-average grant date fair value of options granted during the quarter ended June 30, 2023 was Nil and $3.6 during the quarter ended March 31, 2023. The fair value as of the respective vesting dates of options that vested during the quarter ended June 30, 2023,was $119 and $278 during the quarter ended March 31, 2023.

As of June 30, 2023, there was $309 of unrecognized share-based compensation expense related to unvested options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years based on vesting under the award service conditions.

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

The company has 90,923 warranties that are exercisable at weighted average price of $28.80 on June 30, 2023, and 90,923 warrant that are exercisable at weighted average price of $28.80 at June 30, 2022.

The company has 2,082,604 options that are vested and exercisable on June 30,2023.

Schedule of earning per shares
	Three Months Ended June 30,
	2023	2022
Net income attributable to common stockholders	$(1,786)	$(405)
Weighted average shares outstanding used in basic per common share computations	4,228,379	3,548,429
Basic /Diluted EPS	$(0.42)	$(0.11)

14) Subsequent Events

For the quarter ended June 30, 2023, the Company has evaluated subsequent events through August 09, 2023 the date, which the financial statements were available to be issued. No reportable subsequent events have occurred through August 09, 2023, which would have a significant effect on the financial statements as of June 30, 2023.

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

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its Life Sciences business to us. As of June 30, 2023, we had a total of 49 full time employees, 163 sub-contractors, including 79 certified cloud engineers, 96 Epic Certified EHR experts and 17 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the quarter ended June 30, 2023, we generated revenues of approximately $ 8.5 million compared to revenue of $ 11.5 million for the quarter ended June 30, 2022 which represents decrease of $ 3 million or 26% compared to the previous year.

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

There has been no major impact on account of COVID19 during the quarter ended June 30, 2023.

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

Investment in scaling the business

We need to continuously invest in sales, and marketing to promote our solutions to new and existing customers in various geographies, and other operational and administrative functions in systems, controls and governance to support our expected growth and our transition to a public company. We anticipate that our employee strength will increase because of these investments.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	% Sales	2022	% Sales	2023	% Sales	2022	% Sales
	(In thousands)		(In thousands)		(In thousands)		(In thousands)
Revenue	$8,526	100%	$11,588	100%	$18,364	100%	$22,644	100%
Cost of Revenue (exclusive of depreciation /amortization)	6,579	77%	8,429	73%	14,824	81%	16,591	73%
Research and Development	102	1%	646	6%	641	3%	1,712	8%
Sales and Marketing	1,026	12%	1,651	14%	2,787	15%	3,391	15%
General and Administrative	1,612	19%	1,451	13%	3,240	18%	2,802	12%
Depreciation and Amortization	802	9%	844	7%	1,676	9%	1,555	7%
Other Income	—	0%	(1,087)	(9%)	(12)	(0%)	(1,087)	(5%)
Interest expense	186	2%	58	1%	248	1%	74	0%
Income tax	5	0%	1	0%	24	0%	22	0%
Net income (loss)	$(1,786)	(21%)	$(405)	(3%)	$(5064)	(28%)	$(2,416)	(11%)

Three Months Ended June 30, 2023 and June 30, 2022

Revenue from operations

	Three Months Ended June 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Revenue	$8,526	$11,588	$(3,062)	(26%)

Revenue decreased by $3 million, or 26% to $8.5 million for the quarter ended June 30, 2023, as compared to $11.5 million for the quarter ended June 30, 2022. Revenue from Software Services , Managed Services and support and Platform services have reduced resulting in net decrease in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as cloud hosting and cloud disaster recovery call for services on a continuous basis and allow for strengthening of client relationships.

Our top 5 customers accounted for 81% of the revenue in quarter ended June 30, 2023, and 73% during quarter ended June 30, 2022, respectively.

The following table has the breakdown of our revenues for the quarter ended June 30, 2023, and 2022 for each of our top 5 customers. Two of the top 5 customers in 2023 are not the same for 2022.

Top Five Customers Revenue for three months ended June 30, 2023 and 2022.

2023

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$4,519	53%
Customer 2	912	11%
Customer 3	622	7%
Customer 4	539	6%
Customer 5	$319	4%

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$4,517	39%
Customer 2	1,744	15%
Customer 3	920	8%
Customer 4	845	7%
Customer 5	$440	4%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended June 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Software Services	$4,087	$3,698	$389	11%
Managed Services and Support	432	819	(387)	(47%)
Platform Services	—	—	—	0%
Total Revenue	$4,519	$4,517	$2	0%

Revenue from Customer 1 has no significant change in overall revenue in comparison to the quarter ended June 30, 2023 and June 30, 2022

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended June 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Cost of Revenue (exclusive of depreciation /amortization)	$6,579	$8,429	$(1,850)	(22%)

Cost of revenue, excluding depreciation and amortization decreased by $1.8 million, or 22%, to $6.6 million for the quarter ended June 30, 2023, as compared to $8.4 million for the quarter ended June 30, 2022.

Research and Development

	Three Months Ended June 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Research and Development	$102	$646	$(544)	(84%)

Research and Development expenses decreased by $0.5 million, or 84% to $0.1 million for the quarter ended June 30, 2023, as compared to $0.65 million for the quarter ended June 30, 2022.

Sales and Marketing

	Three Months Ended June 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Sales and Marketing	$1,026	$1,651	$(625)	(38%)

Sales and Marketing expenses decreased by $0.63 million, or 38% to $1 million for the quarter ended June 30, 2023, as compared to $1.65 million for the quarter ended June 30, 2022, this is primarily due to reduction in headcount and stock compensation expenses

General and Administrative

	Three Months Ended June 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
General and Administrative	$1,612	$1,451	$161	11%

General and Administrative expenses increased by $0.16 million, or 11% to $1.6 million for the quarter ended June 30, 2023, as compared to $1.45 million for the quarter ended June 30, 2022.

Depreciation and amortization

	Three Months Ended June 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$802	$844	$(42)	(5%)

Depreciation and amortization expenses decreased by $0.04 million, or 5% to $0.8 million for the quarter ended June 30, 2023, as compared to $0.84 million for the quarter ended June 30, 2022.

Interest expense

	Three Months Ended June 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Interest expense	$186	$58	$128	221%

Interest expenses increased by $0.13 million, or 221% to $0.19 million for the quarter ended June 30, 2023, as compared to $0.06 million for the quarter ended June 30, 2022, the increase was due to additional funding during the quarter.

Provision for Income Taxes

	Three Months Ended June 30,		Changes
	2023	2022	Amount		%
	(In thousands, except percentages)
Income taxes	$5	$1	$	4	400%

Income tax increased by $0.004 million, or 400% to $0.005 million for the quarter ended June 30, 2023, as compared to $0.001 million for the quarter ended June 30, 2022.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We manage and report our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

	Three Months Ended June 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Software Services	$5,185	$6,585	$(1,400)	(21%)
Managed Services and Support	2,865	3,903	(1,038)	(27%)
Platform Services	476	1,100	(624)	(57%)
Revenue	$8,526	$11,588	$(3,062)	(26%)

Revenue from Software Services decreased by $1.4 million, or 21% to $5.1 million for the quarter ended June 30, 2023, as compared to $6.5 million for the quarter ended June 30, 2022. Revenue from Managed Services and Support decreased by $1.03 million, or 27% to $2.8 million for the quarter ended June 30, 2023, as compared to $3.9 million for the quarter ended June 30, 2022. Revenue from Platform Services decreased by $0.6 million, or 57% to $0.48 million for the quarter ended June 30, 2023, as compared to $1.1 million for the quarter ended June 30, 2022.

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

Cost of Revenue

	Three Months Ended June 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Software Services	$4,245	$5,145	$(900)	(17%)
Managed Services and Support	2,043	2,618	(575)	(22%)
Platform Services	290	666	(376)	(56%)
Cost of Revenue	$6,578	$8,429	$(1,851)	(22%)

Cost of Revenue from Software Services decreased by $0.9 million, or 17% to $4.2 million for the quarter ended June 30, 2023, as compared to $5.1 million for the quarter ended June 30, 2022. Cost of Revenue from Managed Services and Support decreased by $0.57 million, or 22% to $2 million for the quarter ended June 30, 2023, as compared to $2.6 million for the quarter ended June 30, 2022. Cost of Revenue from Platform Services decreased by $0.38 million, or 56% to $0.29 million for the quarter ended June 30, 2023, as compared to $0.67 million for the quarter ended June 30, 2022.

Segment operating profits by reportable segment were as follows:

Operating profit by Operating Segment
	Three months Ended June 30,		Changes
	(In thousands)
	2023	2022	Amount	%
Software Services	$(643)	$(321)	$(322)	(101%)
Managed Services and Support	822	1,284	(462)	(36%)
Platform Services	84	(212)	296	140%
Total segment operating (loss) profit	263	751	(488)	(65%)
Less: unallocated costs	1,858	2,184	(326)	(15%)
Income (loss) from operations	(1,595)	(1,433)	(162)	(11%)
Other Income	—	1,087	(1,087)	(100%)
Interest expense	(186)	(58)	(128)	(221%)
Net income (loss) before income tax expenses	$(1,781)	$(404)	$(1,377)	(341%)

Operating loss from Software Services increased by $0.3 million, or 101% to $0.6 million for the quarter ended June 30, 2023, as compared to operating loss of $0.3 million for the quarter ended June 30, 2022. Operating profit from Managed Services and Support decreased by $0.46 million, or 36% to $0.8 million for the quarter ended June 30, 2023, as compared to $1.3 million for the quarter ended June 30, 2022. Operating profit from Platform Services increased by $0.3 million, or 140% to $0.08 million for the quarter ended June 30, 2023, as compared to $ (0.2) million for the quarter ended June 30, 2022.

Liquidity and Capital Resources

Liquidity

The current ratio measures a company's ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company's liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the three months ended June 30, 2023, financial statement is 0.9 compared to 1.3 for the financial year ended December 31, 2022.

The Company’s current debt equity ratio, based on the three months ended June 30, 2023, financial statement is 0.45, for the quarter ended June 30, 2023, compared to 0.20 for the quarter ended December 31, 2022. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

Sources of Liquidity

As of June 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $0.13 million. We believe that our cash and cash equivalents as of June 30, 2023, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

	As of June 30, 2023	As of June 30, 2022
	(In thousands)
Cash and cash equivalents	$132	$1,363
Short-term investments	—	—
Total cash, cash equivalents and short-term investments	$132	$1,363

As of June 30, 2023, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $0.13 million.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	As of June 30, 2023	As of June 30, 2022
	(In thousands)
Cash flows provided by operating activities	$(2,826)	$602
Cash flows used in investing activities	(2)	(2022)
Cash flows provided by financing activities	1,619	1,013
Net increase in cash and cash equivalents	$(1,209)	$(407)

Operating Activities

Net Cash generated (used) by operating activities during the six months ended June 30, 2023, was $ (2.8) million compared to $0.6 million for the six months ended June 30, 2022.

 Investing Activities

Net cash used in investing activities was $ (0.002) million for the six months ended June 30, 2023, and $ (2) million for the six months ended June 30, 2022.

 Financing Activities

Cash (outflow)/inflow from financing activities was $1.6 million for the six months ended June 30, 2023, and $1 million for the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

HEALTHCARE TRIANGLE, INC.

Date: August 10, 2023	/s/ Dave Rosa
Dave Rosa
Chairman of the Board and Director

Date: August 10, 2023	/s/ Lakshmanan Kannappan
Lakshmanan Kannappan
Head of Strategic Partnership
(Principal executive officer)

Date: August 10, 2023	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran
Chief Financial Officer (principal financial and accounting officer, and principal executive officer)

