Form 10-Q
period 2023-09-30
Healthcare Triangle, Inc.
filed 2023-11-13
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐  No ☒

As of November 13, 2023, 4,277,572 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial statements

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$75	$1,341
Accounts receivable	4,196	5,592
Other current assets	622	816
Total current assets	4,893	7,749
Property and equipment, net	49	80
Intangible assets, net	8,220	10,570
Goodwill	1,289	1,289
Due from affiliates	15	1,075
Total assets	$14,466	$20,763

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,161	$1,481
Warrant liability	795	55
Short term borrowing	3,479	2,412
Other current liabilities	1,417	2,200
Total current liabilities	6,852	6,148

Long-term liabilities
Contingent consideration	1,487	2,227
Total current and long-term liabilities	8,339	8,375

Stockholders' equity
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	0	0
Common stock, par value $0.00001; 100,000,000 authorized 4,277,572 and 4,170,953 shares issued and outstanding as of September 30, 2023 and December 31, 2022 respectively	0	0
Additional paid-in capital	25,703	24,956
Retained earnings/(deficit)	(19,576)	(12,568)
Total stockholders' equity	6,127	12,388
Total liabilities and stockholders' equity	$14,466	$20,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net revenue	$7,779	$11,950	$26,143	$34,594
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,072	8,522	20,896	25,113
Operating expenses
Research and development	54	1,471	695	3,183
Sales and marketing	1,101	1,815	3,888	5,206
General and administrative	1,364	1,480	4,604	4,282
Depreciation and amortization	712	909	2,388	2,464
Total operating expenses	3,231	5,675	11,575	15,135
Loss from operations	(1,524)	(2,247)	(6,328)	(5,464)
Other income			12	1,087
Interest expense	(415)	(55)	(663)	(129)
Loss before income tax	(1,939)	(2,302)	(6,979)	(4,696)
Provision for income tax	(4)	(37)	(28)	(51)
Net loss	$(1,943)	$(2,339)	$(7,007)	$(4,747)
Net loss per common share—basic and diluted	(0.46)	(0.64)	(1.66)	(1.31)
Weighted average shares outstanding used in per common share computations:
Basic and diluted	4,228,340	3,602,289	4,228,340	3,602,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

 Condensed Consolidated Statements of Changes in Stockholders' Equity

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
					(In thousands)
Three Months Ended September 30, 2023 and 2022
Balance at June 30, 2023	6,000	$1	4,277,863	$0	$25,683	$(17,632)	$8,051
Net loss						$(1,943)	$(1,943)
Preferential issue		—	—	$0	$—	—	$—
Issue of stock options (ISO/NSO)				—	$20	—	$20
Shares issued for services		—	—	$—	—	—	$0
Adjustment		—	(291)		—	—	—
Balance at September 30, 2023	6,000	$1	4,277,572	$0	$25,703	$(19,575)	$6,127

Nine Months Ended September 30, 2023 and 2022
Balance at December 31, 2022	6,000	$1	4,170,940	$0	$24,956	$(12,568)	$12,388
Issue of stock options (ISO/NSO)					197		$197
Preferential issue		—	76,923	$0	$499		$499
Shares issued for services		—	30,000	0	$51		$51
Net loss		—	—	—	—	$(7,007)	$(7,007)
Adjustments		—	(291)	—	—	—	—
Balance at September 30, 2023	6,000	$1	4,277,572	0	25,703	(19,575)	6,127

Three Months Ended September 30, 2022
Balance at June 30, 2022	6,000	$1	3,553,667	$0	$19,186	$(5,080)	$14,106
Stock compensation expenses					13		13
Net loss						(2,339)	(2,339)
Issuance of common stock in connection with private placement		—	393,000	—	3,580		3,580
Issuance of warrants in connection with private placement					2,308		2,308
Common stock repurchased					(91)		$(91)
Balance at September 30, 2022	6,000	$1	3,946,667	$0	$24,996	$(7,419)	$17,577

Nine Months Ended September 30, 2022
Balance at December 31, 2021	6,000	$1	3,526,083	$0	$18,799	$(2,664)	$16,135
Stock compensation expenses					40	(8)	$32
Cash collected on common stock options		—	2,614	$0	10		$10
Shares issued for services		—	24,970	$0	350		$350
Net loss						(4,747)	$(4,747)
Issuance of common stock in connection with private placement		—	393,000	$0	3,580		$3,580
Common stock repurchased					(91)		$(91)
Issuance of warrants in connection with private placement					2,308		2,308
Balance at September 30, 2022	6,000	$1	3,946,667	$0	$24,996	$(7,419)	$17,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(7,007)	$(4,747)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,388	2,464
Common stock issued for services	51	350
Income from PPP	—	(1,069)
Stock compensation expenses	194	40
Changes in operating assets and liabilities:
(Increase)/ decrease in:
Accounts receivable	1,396	2,970
Other current assets	195	129
Due from related party	1,060	(134)
Increase/ (decrease) in:
Accounts payable and accrued expenses	(320)	(405)
Other current liabilities	(783)	176
Payment of lease liability	—	(146)
Net cash provided by/ (used in) operating activities	(2,826)	(372)
Cash flows from investing activities
(Purchase)/sale of property and equipment	(7)	(26)
Increase in intangible assets	—	(3,279)
Net cash provided by/ (used in) investing activities	(7)	(3,305)
Cash flows from financing activities
Employee stock options exercised	—	10
Increase/(decrease) in short term borrowing	1,067	244
Repurchases of common stock	—	(91)
Increase in additional paid-up capital	500	5,888
Net cash provided by/ (used in) financing activities	1,567	6,051

Net increase (decrease) in cash and cash equivalents	(1,266)	2,374
Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	$1,341	$1,770
Cash and cash equivalents at the end of the period	$75	$4,144

Supplementary disclosure of cash flows information
Interest	663	129
Income taxes	28	51

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Devcool Inc

Devcool Inc (“the Company”) was incorporated under the laws of the State of California on September 25, 2016. The Company solves complex technology problems and delivers innovation to healthcare industry. The Company has successfully implemented projects for top Healthcare insurance companies and hospitals across United States of America. On December 10, 2021, Healthcare Triangle, Inc (the “Company”) entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Devcool, Inc., a California corporation ("Devcool"), Go To Assistance Inc., a California corporation ("Seller"), and Mr. Sandeep Deokule, current Chief Executive Officer of Devcool (“SD”). Pursuant to the Share Purchase Agreement, the Company will acquire 5,000,000 shares of Devcool’s Class B Common Stock, par value $0.00001, which represents all of the issued and outstanding capital stock of Devcool (the “Acquisition”). The closing of the Acquisition occurred on December 10, 2021 (the “Closing Date”). The Company exercised control by virtue of taking over the operations from November 01, 2021 (effective date) and the financials have been consolidated from this date.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2022 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2023, the results of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the three months ended September 30, 2023 and 2022. The results of operations for the three months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

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

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term ‘chief operating decision maker’ to be the Chief Financial Officer. The Chief Financial Officer along with the management team reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, the Company has determined that it operates in three distinct reportable operating segments, and all required financial segments information can be found in the condensed consolidated financial statements.

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

Schedule of operating segment

	Three months Ended September 30,		Changes
	(In thousands)
	2023	2022	Amount	%
Software services	$4,918	$6,177	$(1,259)	(20)%
Managed services and support	2,456	3,708	(1,252)	(34)%
Platform services	405	2,065	(1,660)	(80)%
Revenue	$7,779	$11,950	$(4,171)	(35)%

	Nine months Ended September 30,		Changes
	(In thousands)
	2023	2022	Amount	%
Software Services	$16,561	$18,218	$(1,657)	(9)%
Managed Services and Support	8,362	11,879	(3,517)	(30)%
Platform Services	1,220	4,497	(3,277)	(73)%
Revenue	$26,143	$34,594	$(8,451)	(24)%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Operating profit by Operating Segment

	Three months Ended September 30,		Changes
	(In thousands)
	2023	2022	Amount	%
Software services	$(703)	$(145)	$(558)	(385%)
Managed services and support	709	1,397	(688)	(49%)
Platform services	102	(992)	1,094	110%
Total segment operating (loss) profit	108	260	(152)	(58%)
Less: unallocated costs	1,632	2,507	(875)	(35%)
Income (loss) from operations	(1,524)	(2,247)	723	32%
Other income	—	—	—	0%
Interest expense	(415)	(55)	(360)	(655%)
Net income (loss) before income tax expenses	$(1,939)	$(2,302)	$363	16%

	Nine months Ended September 30,		Changes
	(In thousands)
	2023	2022	Amount	%
Software services	$(2,482)	$(665)	$(1,817)	(273%)
Managed services and support	2,083	3,935	(1,852)	(47%)
Platform services	(277)	(1,777)	1,500	84%
Total segment operating (loss) profit	(676)	1,493	(2,169)	(145%)
Less: unallocated costs	5,652	7,147	(1,495)	(21%)
Income (loss) from operations	(6,328)	(5,654)	(674)	(12%)
Other income	12	1,087	(1,075)	(99%)
Interest expense	(663)	(129)	(534)	(414%)
Net income (loss) before income tax expenses	$(6,979)	$(4,696)	$(2,283)	(49%)

Revenue from top 5 customers

Three Months Ended September 30,  2023

Schedule of concentration
Customer	Amount (In thousands)	% of Revenue
Customer 1	$4,168	54%
Customer 2	714	9%
Customer 3	492	6%
Customer 4	427	5%
Customer 5	$339	4%

Three Months Ended September 30,  2022

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$4,562	38%
Customer 2	1,840	15%
Customer 3	1,218	10%
Customer 4	1,063	9%
Customer 5	$534	4%

Nine Months Ended September 30, 2023

Schedule of concentration
Customer	Amount (In thousands)	% of Revenue
Customer 1	$13,617	52%
Customer 2	2,485	10%
Customer 3	1,822	7%
Customer 4	1,411	5%
Customer 5	$956	4%

Nine Months Ended September 30, 2022

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$12,912	37%
Customer 2	4,770	14%
Customer 3	3,726	11%
Customer 4	2,963	9%
Customer 5	$1,181	3%

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

The beginning and ending contract balances were as follows:

Schedule of receivables and contract liabilities
	September 30, 2023	December 31, 2022
	(In thousands)
Accounts Receivable	4,196	5,592

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon the management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the quarter ended September 30, 2023 the Company did not provided an allowance for uncollectible accounts and year ended December 31, 2022 the Company provided $222 as allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

The Company’s quarterly goodwill impairment test resulted in no impairment charges in the quarter ended September 30, 2023 and 2022.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our condensed consolidated financial statements from the date of effective control.

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

Schedule of balance sheet

	September 30, 2023
	Fair Value Measured Using
	(In thousands)
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant Liabilities			$795	$795
Acquisition-related contingent consideration	—	—	$1,487	$1,487

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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended September 30, 2023 and 2022 were Nil.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended September 30, 2023 and 2022 revenue from the top five customers accounted for approximately 78% and 76% of total revenue respectively. For the quarter ended September 30, 2023 and year ended December 31, 2022 accounts receivable from five major customers accounted for approximately 79% and 72% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through September 30, 2023) per institution.

As of September 30, 2023 and December 31, 2022, the Company had Nil and $816 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

4) Property and Equipment

Property and equipment consisted of the following:

Schedule of property and equipment
	September 30, 2023	December 31, 2022
	(In thousands)
Furniture and equipment	$126	$119
Less: Accumulated depreciation	(77)	(39)
Net fixed assets	$49	$80

Depreciation expenses for the quarter ended September 30, 2023, and September 30, 2022 were $10 and $8 respectively.

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

Intangible assets consist of the following:

Schedule of intangible assets
	September 30, 2023				December 31, 2022
	Weighted average Remaining Useful life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)				(In thousands)
Customer relationships	2.97	$8,667	$4,755	$3,912	$8,667	$3,523	$5,144
Intellectual property	4.39	7,329	3,021	4,308	7,329	2,013	5,316
Product development	0.5	477	477	0	477	367	110
Total intangible assets		$16,473	$8,253	$8,220	$16,473	$5,903	$10,570

Amortization expense for the quarter ended September 30, 2023 and September 30, 2022 were $701 and $857 respectively. This amortization expense relates to capitalized software expenses, intellectual property, and customer lists.

Schedule of intangibles asset useful life

Nature of Intangibles	Useful Life
Customer relationships	5 years
Intellectual property	5 years
Product development	5 years

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next four years are as follows:

Schedule of amortization expense

September 30,
2023	$636
2024	2,547
2025	2,547
2026	2,489
Total	$8,220

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

Securekloud Technologies Inc owns 59.61% of Healthcare Triangle Inc as of September 30, 2023.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with its parent. As per the Master Services Agreement, parent provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. The parent charges for the services at cost. The Company received services amounting to $946 and $334 for the quarter ended September 30, 2023, and 2022 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the cost incurred by the parent on behalf of the Company are settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $78 and $48 for the quarter ended September 30, 2023, and 2022 respectively. The Company has paid for these services during the year.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $67 and $49 for the quarter ended September 30, 2023, and 2022 respectively.

The Company has earned $9 from sale to related parties for the quarter ended September 30, 2023, and Nil0 for the quarter ended September 30, 2022.

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

Based on the purchase price allocation, we recorded $1,289 of goodwill which is not tax deductible.

Presented below is the summary of the foregoing acquisitions

Allocation of purchase price

Schedule of allocation of purchase price

Asset Component	Amount
Intangible assets	$6,018
Goodwill	1,289
Working capital	—
Current assets
Cash	970
Accounts receivables	3,142
Other current assets
Other Current Assets	11,419
Current liabilities
Accounts payable	758
Short term borrowing	2,209
Other current liabilities	679
Current liabilities	3,646
Net working capital acquired	7,773
Total purchase price	$7,773

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

8) Debt Securities

A. Common Stock Warrants

In connection with the issuance of Convertible Notes, the Company also issued Warrants to each holder of Convertible Notes which entitles the holder thereof to purchase a number of shares of our common stock equal to 50% of the number of shares that Convertible Note issued with such Warrant is convertible into at a price equal to $10.66 per share.

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

As of September 30, 2023, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants.

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

Schedule of common stock warrants
Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding on January 1, 2023	683,935	$12.71	4	2,386
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(74,149)	—	—	—
Outstanding on September 30, 2023	609,756	$10.66	4	2,386
Exercisable on September 30, 2023	609,756	$10.66	—	—

The following table summarizes the activities for our unvested warrants for the quarter ended September 30, 2023

Schedule of unvested warrants
	Number of Warrants	Weighted average Grant Date Fair Value Per warrant
Unvested on January 1, 2023	548,780	$5.22
Granted	—
Vested	(30,488)	$5.64
Forfeited	—
Unvested on March 31, 2023	518,292	$5.22
Granted	—
Vested	(30,488)	$5.64
Forfeited	—
Unvested on June 30, 2023	487,804	$5.22
Granted	—
Vested	(30,488)	$5.64
Forfeited	—
Unvested on September 30, 2023	457,316	$5.22

The Company has recognized cost of nil for the quarter ended September 30, 2023, and nil for the quarter ended September 30, 2022.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

B. Warrant Liability

The Company has allocated the proceeds from convertible note between promissory notes and warrants; as of September 30, 2023, the Company has reported a Warrant liability of $795 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Schedule of fair value of warrant liabilities

Fair value assumptions	September 30, 2023
Estimated fair value of common stock warrant	$5.22
Exercise price	$10.66
Expected volatility	45%-52%
Expected terms (in years)	5
Risk-free interest rate	4.60%-5.46%
Dividend yield	0%

C. Short Term borrowing

The Company has obtained a credit facility from Seacoast business funding (SBF) a division of Seacoast National Bank . The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of September 30, 2023, is $2,997 and $3,212 for the period ended December 31, 2022.

The Company has obtained a credit facility from Agile Lending LLC in the month of May 2023. The balance as of September 30, 2023, is $482.

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

The components of the Company’s net deferred tax assets as of September 30, 2023 and December 31, 2022, were as follows (in thousands):

Schedule of deferred tax assets

	September 30, 2023	December 31, 2022
Deferred tax assets:
Net Operating loss carry forward	$1,884	$2,578
Stock-based compensation	(58)	(27)
Other income (PPP loan forgiveness)	—	292
Total deferred tax asset	1,826	2,843
Less: Valuation allowance	$(1,826)	$(2,843)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Income tax expense (benefit) was computed as follows:

Schedule of income tax expense benefit

	September 30, 2023	September 30, 2022
Federal income tax	$—	$—
State income tax	4	37
Total income taxes, current provision	4	37
Deferred Income taxes (benefit)	—	—
Total Income expenses (benefit)	$4	$37

The Company’s effective tax rate is 0% for the quarter ended September 30, 2023 and 0% and for the quarter ended September 30, 2022 The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

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

A summary of option activity under the employee share option plan as of December 31, 2022, and changes during the year then period is presented below.

Schedule of stock option activity
	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance available under the plan as at December 31, 2022	208,514	—	—	—	208,514
Additions to the plan	200,000				200,000
Incentive Stock Options (ISO)		—	—	—
Non-Qualified Stock Options (NSO)	88,076	3.6	—	—	88,076
Cancelled/expired/exercised	12,386	4.0	—	—	12,386
Balance available under the plan as of March 31, 2023	332,824	—	—	—	332,824
Cancelled/expired/exercised	11,226	3.6	—	—	11,226
Issued	70,000	3.9	—	—	70,000
Balance available under the plan as of June 30, 2023	274,050	—			274,050
Cancelled/expired/exercised	125,956	4.3	—	—	4,786
Issued	25,000	4.6	—	—	25,000
Balance available under the plan as of September 30, 2023	375,006	—	—	—	375,006

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The following table summarizes the activities for our unvested options for the quarter ended September 30, 2023

Schedule of unvested options
	Number of options	Weighted average Grant Date Fair Value Per Option
Unvested on December 31, 2022	69,600	5.3
Granted	88,076	3.6
Vested	(54,663)	5.1
Forfeited	—	—
Unvested on March 31, 2023	103,013	4.0
Granted	—	—
Vested	(18,657)	6.4
Forfeited	—	—
Unvested on June 30, 2023	84,356	3.7
Granted	52,042	3.9
Vested	—	—
Forfeited	—	—
Unvested on September 30, 2023	136,398	4.0

The weighted-average grant date fair value of options granted during the quarter ended September 30, 2023 was $3.9 and $3.6 during the quarter ended September 30, 2022. The fair value as of the respective vesting dates of options that vested during the quarter ended September 30, 2023, was $0 and $278 during the quarter ended September 30, 2022.

As of September 30, 2023, there was $546 of unrecognized share-based compensation expense related to unvested options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years based on vesting under the award service conditions.

Schedule of assumptions
Fair value assumptions	2023	2022
Expected volatility	45%-52%	45%-52%
Expected terms (in years)	4	3
Risk-free interest rate	4.60%-5.46%	1.48%-2.18%
Dividend yield	0%	0%

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

The company has 609,756 warrants that are exercisable at weighted average price of $5.22 on September 30, 2023, and 683,935 warrants that are exercisable at weighted average price of $5.64 at September 30, 2022.

The company has 185,434 options that are vested and exercisable on September 30,2023.

Schedule of earning per share
	Three Months Ended September 30,
	2023	2022
Net income attributable to common stockholders	$(1,943)	$(2,339)
Weighted average shares outstanding used in basic per common share computations	4,228,340	3,602,289
Basic /Diluted EPS	$(0.46)	$(0.64)

14) Subsequent Events

For the quarter ended September 30, 2023, the Company has evaluated subsequent events through November 13, 2023 the date, which the financial statements were available to be issued. No reportable subsequent events have occurred through November 13, 2023, which would have a significant effect on the financial statements as of September 30, 2023.

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

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its Life Sciences business to us. As of September 30, 2023, we had a total of 47 full time employees, 160 sub-contractors, including 82 certified cloud engineers, 93 Epic Certified EHR experts and 16 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the quarter ended September 30, 2023, we generated revenues of approximately $ 7.78 million compared to revenue of $ 11.95 million for the quarter ended September 30, 2022 which represents a decrease of $ 4.17 million or 35% compared to the previous year.

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

We offer a comprehensive suite of software, solutions, platforms, and services that enables some of the world’s leading healthcare and pharma organizations to deliver personalized healthcare, precision medicine, advances in drug discovery, development and efficacy, collaborative research and development, respond to real-world evidence, and accelerate their digital transformation. We combine our expertise in the healthcare technology domain, cloud technologies, DevOps and automation, data engineering, advanced analytics, security, compliance, and governance to deliver platforms and solutions that drive improved results in the complex workflows of Life Sciences, biotech, healthcare providers, and payers. Our differentiated solutions, enabled by our intellectual property and delivered as a service, provide advanced analytics, data science applications, and data aggregation in these highly regulated environments in a more compliant, secure, and cost-effective manner to our customers.

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

There has been no major impact on account of COVID19 during the quarter ended September 30, 2023.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	% Sales	2022	% Sales	2023	% Sales	2022	% Sales
	(In thousands)		(In thousands)		(In thousands)		(In thousands)
Revenue	$7,779	100%	$11,950	100%	$26,143	100%	$34,594	100%
Cost of Revenue (exclusive of depreciation /amortization)	6,072	78%	8,522	71%	20,896	80%	25,113	73%
Research and Development	54	1%	1,471	12%	695	3%	3,183	9%
Sales and Marketing	1,101	14%	1,815	15%	3,888	15%	5,206	15%
General and Administrative	1,364	18%	1,480	12%	4,604	18%	4,282	12%
Depreciation and Amortization	712	9%	909	8%	2,388	9%	2,464	7%
Other Income	—	0%	—	0%	(12)	0%	(1,087)	(3%)
Interest expense	415	5%	55	0%	663	3%	129	0%
Income tax	4	0%	37	0%	28	0%	51	0%
Net income (loss)	$(1,943)	(25)%	$(2,339)	(20)%	$(7,007)	(27)%	$(4,747)	(14)%

Three Months Ended September 30, 2023 and September 30, 2022

Revenue from operations

	Three Months Ended September 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Revenue	$7,779	$11,950	$(4,171)	(35%)

Revenue decreased by $4.2 million, or 35% to $7.78 million for the quarter ended September 30, 2023, as compared to $11.95 million for the quarter ended September 30, 2022. Revenue from Software Services , Managed Services and support and Platform services have reduced resulting in net decrease in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as cloud hosting, and cloud disaster recovery requires continuous monitoring.

Our top 5 customers accounted for 78% of the revenue in quarter ended September 30, 2023, and 76% during quarter ended September 30, 2022, respectively.

The following table has the breakdown of our revenues for the quarter ended September 30, 2023, and 2022 for each of our top 5 customers. Two of the top 5 customers in 2023 are not the same for 2022.

Top Five Customers Revenue for three months ended September 30, 2023 and 2022.

2023

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$4,168	54%
Customer 2	714	9%
Customer 3	492	6%
Customer 4	427	5%
Customer 5	$339	4%

2022

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$4,562	38%
Customer 2	1,840	15%
Customer 3	1,218	10%
Customer 4	1,063	9%
Customer 5	$534	4%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended September 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Software services	$3,780	$3,770	$10	0%
Managed services and support	388	792	(404)	(51%)
Platform services	—	—	—	0%
Total Revenue	$4,168	$4,562	$(394)	(9%)

Revenue from Customer 1 decreased by $0.4 million, or 9% to $4.2 million for the quarter ended September 30, 2023, as compared to $4.6 million for the quarter ended September 30, 2022. Software services revenue increased by $0.01 million or 0% to $3.8 million for the quarter ended September 30, 2023, as compared to $3.8 million for the quarter ended September 30, 2022. Managed Services and Support revenue decreased by $0.4 million, or 51% to $0.4 million for the quarter ended September 30, 2023, as compared to $0.8 million for the quarter ended September 30, 2022.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended September 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Cost of revenue (exclusive of depreciation /amortization)	$6,072	$8,522	$(2,450)	(29%)

Cost of revenue, excluding depreciation and amortization decreased by $2.5 million, or 29%, to $6.1 million for the quarter ended September 30, 2023, as compared to $8.5 million for the quarter ended September 30, 2022.

Research and Development

	Three Months Ended September 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Research and development	$54	$1,471	$(1,417)	(96%)

Research and development expenses decreased by $1.42 million, or 96% to $0.05 million for the quarter ended September 30, 2023, as compared to $1.47 million for the quarter ended September 30, 2022.

Sales and Marketing

	Three Months Ended September 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Sales and marketing	$1,101	$1,815	$(714)	(39%)

Sales and marketing expenses decreased by $0.71 million, or 39% to $1.1 million for the quarter ended September 30, 2023, as compared to $1.81 million for the quarter ended September 30, 2022.

General and Administrative

	Three Months Ended September 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
General and administrative	$1,364	$1,480	$(116)	(8%)

General and administrative expenses decreased by $0.12 million, or 8% to $1.36 million for the quarter ended September 30, 2023, as compared to $1.48 million for the quarter ended September 30, 2022.

Depreciation and amortization

	Three Months Ended September 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$712	$909	$(197)	(22%)

Depreciation and amortization expenses decreased by $0.20 million, or 22% to $0.71 million for the quarter ended September 30, 2023, as compared to $0.91 million for the quarter ended September 30, 2022.

Interest expense

	Three Months Ended September 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Interest expense	$415	$55	$360	655%

Interest expenses increased by $0.36 million, or 655% to $0.42 million for the quarter ended September 30, 2023, as compared to $0.05 million for the quarter ended September 30, 2022. Interest expense increased in the quarter due to short term working captial borrowing availed during the year.

Provision for Income Taxes

	Three Months Ended September 30,			Changes
	2023	2022		Amount		%
	(In thousands, except percentages)
Income taxes	$4	$	37	$	(33)	(89%)

Income tax expenses decreased by $0.03 million, or 89% to $0.004 million for the quarter ended September 30, 2023, as compared to $0.04 million for the quarter ended September 30, 2022.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We manage and report our business under three operating segments which are Software services, Managed services and support and Platform services.

	Three Months Ended September 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Software services	$4,918	$6,177	$(1,259)	(20%)
Managed services and support	2,456	3,708	(1,252)	(34%)
Platform services	405	2,065	(1,660)	(80%)
Revenue	$7,779	$11,950	$(4,171)	(35%)

Revenue from Software services decreased by $1.3 million, or 20% to $4.9 million for the quarter ended September 30, 2023, as compared to $6.2 million for the quarter ended September 30, 2022. Revenue from Managed services and support decreased by $1.3 million, or 34% to $2.5 million for the quarter ended September 30, 2023, as compared to $3.7 million for the quarter ended September 30, 2022. Revenue from Platform Services decreased by $1.7 million, or 80% to $0.41 million for the quarter ended September 30, 2023, as compared to $2.1 million for the quarter ended September 30, 2022.

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

Cost of Revenue

	Three Months Ended September 30,		Changes
	2023	2022	Amount	%
	(In thousands, except percentages)
Software services	$4,076	$4,625	$(549)	(12%)
Managed services and support	1,747	2,310	(563)	(24%)
Platform services	249	1,587	(1,338)	(84%)
Cost of revenue	$6,072	$8,522	$(2,450)	(29%)

Cost of revenue from Software services decreased by $0.5 million, or 12% to $4.1 million for the quarter ended September 30, 2023, as compared to $4.6 million for the quarter ended September 30, 2022. Cost of revenue from Managed services and support decreased by $0.5 million, or 24% to $1.7 million for the quarter ended September 30, 2023, as compared to $2.3 million for the quarter ended September 30, 2022. Cost of revenue from Platform services decreased by $1.3 million, or 84% to $0.25 million for the quarter ended September 30, 2023, as compared to $1.6 million for the quarter ended September 30, 2022.

Segment operating profits by reportable segment were as follows:

Operating profit by Operating Segment
	Three months Ended September 30,		Changes
	(In thousands)
	2023	2022	Amount	%
Software services	$(703)	$(145)	$(558)	(385%)
Managed services and support	709	1,397	(688)	(49%)
Platform services	102	(992)	1,094	110%
Total segment operating (loss) profit	108	260	(152)	(58%)
Less: unallocated costs	1,632	2,507	(875)	(35%)
Income (loss) from operations	(1,524)	(2,247)	723	32%
Other income	—	—	—	(0%)
Interest expense	(415)	(55)	(360)	(655%)
Net income (loss) before income tax expenses	$(1,939)	$(2,302)	$363	16%

Operating loss from Software services increased by $0.6 million, or 385% to $0.7 million for the quarter ended September 30, 2023, as compared to operating loss of $0.1 million for the quarter ended September 30, 2022. Operating profit from Managed services and support decreased by $0.7 million, or 49% to $0.7 million for the quarter ended September 30, 2023, as compared to $1.4 million for the quarter ended September 30, 2022. Operating profit from Platform services increased by $1.1 million, or 110% to $0.1 million for the quarter ended September 30, 2023, as compared to a loss of $0.9 million for the quarter ended September 30, 2022.

Liquidity and Capital Resources

Liquidity

The current ratio measures a company's ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company's liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the three months ended September 30, 2023, financial statement is 0.7 compared to 1.3 for the financial year ended December 31, 2022.

The Company’s current debt equity ratio, based on the three months ended September 30, 2023, financial statement is 0.70, for the quarter ended September 30, 2023, compared to 0.20 for the quarter ended December 31, 2022. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

Sources of Liquidity

As of September 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $0.08 million. We believe that the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

	As of September 30, 2023	As of September 30, 2022
	(In thousands)
Cash and cash equivalents	$75	$4,144
Short-term investments	—	—
Total cash, cash equivalents and short-term investments	$75	$4,144

As of September 30, 2023, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $0.08 million.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	As of September 30, 2023	As of September 30, 2022
	(In thousands)
Cash flows provided by operating activities	$(2,826)	$(372)
Cash flows used in investing activities	(7)	(3,305)
Cash flows provided by financing activities	1,567	6,051
Net increase in cash and cash equivalents	$(1,266)	$2,374

Operating Activities

Net Cash generated (used) by operating activities during the nine months ended September 30, 2023, was $ (2.8) million compared to $ (0.4) million for the nine months ended September 30, 2022.

 Investing Activities

Net cash used in investing activities was $ (0.01) million for the nine months ended September 30, 2023, compared to $ (3.3) million for the nine months ended September 30, 2022.

 Financing Activities

Cash (outflow)/inflow from financing activities was $1.6 million for the nine months ended September 30, 2023, compared to $6 million for the nine months ended September 30, 2022.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

HEALTHCARE TRIANGLE, INC.

Date: November 13, 2023	/s/ Dave Rosa
Dave Rosa
Chairman of the Board and Director

Date: November 13, 2023	/s/ Lakshmanan Kannappan
Lakshmanan Kannappan
Head of Strategic Partnership
(Principal executive officer)

Date: November 13, 2023	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran
Chief Financial Officer (principal financial and accounting officer, and principal executive officer)

