Form 10-K/A
period 2022-12-31
Healthcare Triangle, Inc.
filed 2024-01-04
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the 1,261,667 shares of Common Stock of the registrant held by non-affiliates on June 30, 2022, based on the price at which the common stock sold on the last business day of the registrant’s second quarter, is $12,995,170.

As of January 4, 2024, 4,308,822 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Healthcare Triangle, Inc. (the “Company”) for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “Original Report” and together with this Amendment No. 1, this “Report”), is to amend (i) the cover page of the Original Report with certain required information and (ii) Item 8, Part II of the Original Report to remove the Report of Independent Registered Public Accounting Firm issued by Ram Associates, CPAS (“Ram”), which relates to the consolidated financial statements of the Company for the year ended December 31, 2021 (the “2021 Financial Statements”) and replace it with the Report of Independent Registered Public Accounting Firm issued by BF Borgers CPA PC (PCAOB ID 5041) (“Borgers”), which relates to the 2021 Financial Statements. The Company engaged Borgers to audit the 2021 Financial Statements which had previously been audited by Ram because of certain sanctions imposed on Ram by the Public Company Accounting Oversight Board. No changes to the 2021 Financial Statements resulted from the Borgers audit.

Except as described above and the inclusion of Exhibits 31.1, 31.2, 32.1 and 32.1, this Amendment No. 1 to the Original Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect information or events subsequent to the filing thereof.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amended 10-K.

PART II

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Healthcare Triangle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Triangle, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023

Lakewood, CO

January 3, 2024

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits. The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Triangle, Inc.

Date:	January 4, 2024	By:	/s/ Dave Rosa
Dave Rosa
Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 4, 2024.

Signature	Title

/s/ Dave Rosa	Chairman of the Board Director
Dave Rosa

/s/ Thyagarajan Ramachandran	Chief Financial Officer (principal financial and accounting officer)
Thyagarajan Ramachandran

/s/ Lakshmanan Kannappan	Head of Strategic Partnership and Director (principal executive officer)
Lakshmanan Kannappan

/s/ Shibu Kizhakevilayil	Director
Shibu Kizhakevilayil

/s/ Ronald McClurg	Director
Ronald McClurg

/s/ Jainal Bhuiyan	Director
Jainal Bhuiyan

