Form 10-K
period 2023-12-31
Healthcare Triangle, Inc.
filed 2024-03-18
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $2.33 for shares of the registrant’s common stock as reported by The Nasdaq Stock Market, was approximately $3,723,021. Shares of common stock beneficially owned by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

As of March 18, 2024, 4,649,909 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words “believe,” “may,” “will,” “potentially,” “plan,” “could,” “should,” “predict,” “ongoing,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “seek,” or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading “Risk Factors” and in our publicly available filings and press releases. These statements include, among other things, those regarding:

●	our ability to continue to add new customers and increase sales to our existing customers;

●	our ability to develop new solutions and bring them to market in a timely manner;

●	our ability to timely and effectively scale and adapt our existing solutions;

●	our dependence on establishing and maintaining a strong brand;

●	the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;

●	system failures or capacity constraints

●	the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;

●	our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in technology and development, marketing and advertising, general and administrative and customer care expenses, and our ability to achieve and maintain future profitability;

●	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers’ lifetime spend;

●	our ability to provide high quality customer care;

●	the effects of increased competition in our markets and our ability to compete effectively;

●	our ability to grow internationally;

●	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

●	our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;

●	our ability to maintain our relationships with our partners;

●	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

●	our ability to maintain, protect and enhance our intellectual property;

●	our ability to maintain or improve our market share;

●	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

●	beliefs and objectives for future operations;

●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

●	economic and industry trends or trend analysis;

●	our ability to attract and retain qualified employees and key personnel;

●	anticipated income tax rates, tax estimates and tax standards;

●	interest rate changes;

●	the future trading prices of our common stock;

●	our expectations regarding the outcome of any regulatory investigation or litigation;

●	the amount and timing of future repurchases of our common stock under any share repurchase program;

●	the potential impact of shareholder activism on our business and operations;

●	the length and severity of the coronavirus (COVID-19) pandemic and its impact on our business, customers and employees; as well as other statements regarding our future operations, financial condition, growth prospects and business strategies.

We operate in very competitive and rapidly changing environments, and new risks emerge from time-to-time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur, and actual results could differ materially and adversely from those implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to confirm such statements to actual results or to changes in our expectations, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context suggests otherwise, references to “Healthcare Triangle,” “company,” “we,” “us” and “our” refer to Healthcare Triangle Inc. and its consolidated subsidiary.

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

Unless expressly indicated or the context suggests otherwise, references to “Healthcare Triangle”, “HTI”, “company”, “we”, “us” and “our” refer to Healthcare Triangle Inc. and its consolidated subsidiary.

All references to the number of common shares and price per Common Stock have been adjusted to reflect the one-for-ten reverse stock split effectuated in May 2023.

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

●	Competition with companies that have greater financial, technical, and marketing resources than we have could result in a loss of clients and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.

●	We are dependent on the continued availability of third-party hosting and transmission services. Loss of contractual relationship with operational issues with, or changes to the costs of, our third-party data center providers could harm our business, reputation, or results of operations.

●	Our Parent’s control could prevent us from obtaining essential services at lower rates and if our Parent ceases to provide us with services our business could suffer.

●	As a “controlled company” under the Nasdaq Marketplace Rules, we may choose to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

●	A significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation, and results of operations.

●	Defects or disruptions in our cloud software solutions could result in diminished demand for our platforms and services, a reduction in our revenues, and subject us to substantial liability.

●	We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan.

●	We may be unable to successfully introduce new products or services or fail to keep pace with advances in technology.

●	Our business depends in part on our ability to establish and maintain additional strategic relationships.

●	Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

●	Protection of certain intellectual property may be difficult and costly, and our inability to protect our intellectual property could reduce the value of our products and services.

●	We may be liable for infringing the intellectual property rights of others.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Our use of third-party open-source software could negatively affect our ability to offer our products and services through our platforms and subject us to possible litigation.

●	Any failure to protect our intellectual property that is not registered could impair our business.

●	Markets for our products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively in these markets.

●	Increased government involvement in healthcare could materially and adversely impact our business.

●	Consolidation in the healthcare industry could adversely impact our business, financial condition, and operating results.

●	We are subject to numerous regulatory requirements of the healthcare industry and is susceptible to a changing regulatory environment.

●	We may be directly and indirectly liable for its client’s non-compliance with laws and regulations addressing Electronic Health Records.

●	We may be subject to liability as a result of a failure or a perceived failure to comply with laws and regulations governing approval and reimbursement of claims by healthcare industry payers.

●	We may have to incur material expenses in order to accommodate its client’s interoperability requests dictated by interoperability standards of exchange of health information.

●	We may not see the benefits from government funding programs initiated to accelerate the adoption and utilization of health information technology.

●	We may be subject to false or fraudulent claim laws.

●	The market for our data analysis systems and software solutions is new and unproven and may not grow.

●	If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

●	Our Parent owns approximately 59.18% of our common stock and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval.

●	Regulatory action against our Parent and our Chief Executive Officer in foreign jurisdiction.

The elimination of personal liability against our directors and officers under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

v

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

We believe our principal competitive factors in our market include our technology capabilities, domain expertise, and on-demand customer support for companies to realize the benefits of modern cloud, data, and security architectures. There are several unique factors mentioned below that make HTI an attractive service provider for healthcare and Life Sciences companies:

●	Technology Platforms: our proprietary software platforms, CloudEz and DataEz, are leveraged by our healthcare and Life Sciences customers for cloud transformation, automation, data management, security and data governance, and clinical and non-clinical operations management. Our readabl.ai platform uses state-of-the-art public cloud artificial intelligence and machine learning to recognize and extract healthcare information from documents, faxes, and narrative reports.

●	Technology Enabled Services: our ability to deliver world-class services in the areas of cloud technologies, data, AI/ML, security, compliance, governance and extend these capabilities with clinical and operational consultants that work across the healthcare industry to improve patient and consumer outcomes.

●	Expertise in Compliance: our compliance and validation experts enable us to implement Health Insurance Portability and Accountability Act (HIPAA) requirements in GxP regulated establishments; GxP encompasses a broad range of compliance-related activities such as Good Laboratory Practices (GLP), Good Clinical Practices (GCP), and Good Manufacturing Practices (GMP). HTI’s technology platforms CloudEz and DataEz are HITRUST self-certified. HTI also supports BAA (Business Associate Agreement) coverage for healthcare clients along with cloud providers and PCI-DSS standards.

●	Engagement and Flexibility: HTI’s ability to achieve customer operational objectives through our design and commercialization of innovative solutions with an outcome-based approach and prompt feedback.

●	Team Members: our world-class team of certified cloud architects and our unique expertise in large global pharmaceutical and biotech organizations and other participants of the healthcare industry.

●	Personal Approach to Customers: our strong relationship management and deep understanding of customer requirements enable us to continuously drive innovation. Our delivery methodology and automation-based approach give us the ability to respond to our customers’ needs and requirements rapidly.

●	Partnership with Industry Leaders: our established relationships with healthcare and Life Sciences teams of the public cloud providers, including Amazon Web Services (“AWS”), Google Cloud, Microsoft Azure Cloud, and EHR vendors such as MEDITECH and Epic Systems while engaging with our customers for overall success.

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

Background

As of December 31, 2023, SecureKloud Technologies, Inc., f/k/a 8K Miles Software Services, Inc., a Nevada corporation (the “Parent”), owns approximately 59.18% of the Company. Our Parent is 60.71% owned by SecureKloud Technologies Ltd., an Indian company that is publicly traded in India.

We are led by a diverse, global, and talented team of data scientists, thought leaders, software developers, and subject matter experts who seek to understand our customers’ challenges and are dedicated to tackling these challenges. As of December 31, 2023, we had a total of 33 full time employees, 164 sub-contractors, including 95 certified cloud engineers, 66 Epic Certified EHR experts and 21 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access.

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

●	See https://solutionsreview.com/cloud-platforms/best-aws-managed-service-providers/.

●	https://www.absolutemarketsinsights.com/reports/healthcare-Cloud-Computing-Market--2019-2027-234

●	https://www.bloomberg.com/press-releases/2020-04-16/healthcare-analytics-market-size-to-reach-usd-40-781-billion-by-2025-cagr-of-23-55-valuates-reports

●	https://www.alliedmarketresearch.com/press-release/us-healthcare-it-market.html

●	https://www.marketdataforecast.com/market-reports/medical-documents-management-market

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

Cloud IT Services

Cloud IT is a service offering that we provide that incorporates several of our existing technological platforms. Below are several of the benefits of our Cloud IT service:

1.	Multi-Cloud Advisory: Our certified public cloud architects and engineers are highly experienced and successful in providing end-to-end cloud advisory and deployment services. Our expert team of cloud certified professionals develops and deploys complex applications onto public, private, and hybrid clouds. In addition, we have a proven track record of migrating various IT infrastructures into cloud technologies, enabling healthcare organizations to attain their business goals. We help our customers analyze and identify suitable cloud options for their IT enterprise by clearly defining strategies of the cloud and the roadmap for its transformation. Our experts create secure, scalable, innovative, and robust cloud solutions that address the requirements of healthcare organizations by performing a detailed evaluation of technical compatibility and business objectives.

2.	DevOps as a Service: Cloud DevOps, often also referred to as DevSecOps given the criticality of security of the cloud, is the IT methodology through which enterprises migrate and manage their platforms and solutions in a continuous fashion on the cloud. healthcare enterprise IT leadership can rely on HTI’s turnkey managed services, strategic advisory services, proven methodology, automation capabilities, and expertise to steadily migrate their IT assets to the cloud.

3.	Cloud Security Operations Centre (SOC): CloudEz comes with advanced AI/ML-enabled alerts and monitoring services over and across the enterprise cloud environment. By implementing automated BOTs, our operations centre ensures our clients have a de-risked cloud environment by ensuring continuous security and regulatory compliance.

4.	Healthcare Cloud Backup and Disaster Recovery (BU/DR): Our cloud disaster recovery solution is a fully managed infrastructure solution that enables hospitals to host their DR instances on public cloud platforms such as AWS. Our solution specifically serves the MEDITECH market today. MEDITECH BU/DR solution will soon be available on AWS marketplace for healthcare customers.

5.	Ransomware Protection: We are taking a proactive role in educating and equipping rural hospitals, community hospitals, and large health systems with critical resources for improving their preparedness, prevention, detection, response, and recovery from ransomware incidents. Our service offerings include risk assessment, recommendations for most effective tools and processes, continuous monitoring of systems and backup and recovery plan.

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

●	EHR Implementation and Optimization: HTI is among one of the few MEDITECH READY-certified implementation partners for MEDITECH, a leading EHR system vendor. This READY certification from MEDITECH enables HTI to provide hospital clients with their EHR implementations. We have worked with hundreds of MEDITECH customers and successfully implemented and optimized the MEDITECH platform. Additionally, HTI is one of 15 partners (out of 200 total firms tracked by Epic Systems, Inc., a leading EHR system vendor) that works with Epic on a regular basis to discuss synergies and client performances. Our implementation solution set specifically addresses mergers and acquisitions as well as community technology extensions. We have successfully enabled over 600 community physicians in over 100 locations through our community technology deployment services.

●	EHR Managed Services: Our end-to-end EHR managed services cover hospital-wide IT support including Tier 2/Tier 3 support, technical support, report writing, on-demand application support, Community Connect, and acquisition services. HTI addresses healthcare organizations’ growing frustrations, inefficiencies, and high provider turnover in the healthcare communities through training and support to prevent loss of additional clinical resources, downturns in patient service volume, and loss of significant revenue. HTI’s Epic team offers a monthly support plan that provides comprehensive flexibility. It gives “flex support” for clients, allowing for the division of necessary work hours across different Epic resources and applications. Since the pandemic started, more hospitals and health systems are slowly making the transition to cloud platforms to host their EHRs and information systems to offer real-time data insights and more storage solutions. HTI sees this as an opportunity to provide EHR-as-a-service capabilities in real-time for hospitals on public cloud platforms.

●	Interoperability Assessments and Services: HTI is recognized as one of the top eight partners of the Google Cloud Healthcare Interoperability Readiness Program. Our services enable health systems to understand their readiness to meet CURES act requirements and develop and execute a roadmap across technology platforms utilizing HL7’s (Health Level Seven International provides standards and solutions to empower global health data interoperability) and FHIR (Fast Healthcare Interoperability Resources) standards.

●	Data Assessment and Toolsets: healthcare clients also approach us to build two-way data applications for quick and seamless communication with patients and to perform predictive analytics based on prior outcomes and readings from monitoring devices. We offer self-cataloguing data lakes and automated data quality check solutions. These cutting-edge solutions consist of a public cloud-based data lake where the data from various devices and sensors are ingested and stored through automated provisioning, and a scalable dashboard that is capable of monitoring hundreds of thousands of patients at a time based on the cloud-stored data.

●	Clinical and Training Consulting: HTI also provides clinical and operational consultants to healthcare organizations to support the improvement of their business, clinical, and patient outcomes and experience.

Corporate Information

Our principal executive office is located at 7901 Stoneridge Drive, Suite 220, Pleasanton, CA 94588. Our telephone number is (925) 270-4812. Our website address is https://www.healthcaretriangle.com/. The information on our website or that may be accessed by links on our website is not incorporated by reference into this Form 10-K. We make available, free of charge and through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission.

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

We may incur significant costs in protecting against or remediating cyber-attacks. Any security breach could result in operational disruptions that impair our ability to meet our customers’ requirements, which could result in decreased revenue. Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective customers to reject our products and services in the future, deterring data suppliers from supplying us data or customers from using our services, or changing consumer behaviour adversely affecting our technology’s market coverage. Further, we could be forced to expend significant resources in response to a security breach, including those expended in notifying individuals and providing mitigating services, repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims or governmental inquiries and investigations, all of which could divert the attention of our management and key personnel away from our business operations.

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

To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships with leaders in a number of the markets in which we operate. This is critical to our success because we believe that these relationships contribute towards our ability to:

●	extend the reach of our products and services to a larger number of participants in the Healthcare and Life Sciences industry;

●	develop and deploy new products and services;

●	further enhance our brand; and

●	generate additional revenue and cash flows.

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

Historically, our revenue has been concentrated among a small number of customers. In the fiscal year ended December 31, 2023, our top customer and our top five customers accounted for 23% and 77% of our revenue, respectively. As a result, the loss of one or more of these customers could materially reduce our revenue, harm our results of operations, and limit our growth.

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

Finally, in order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defences, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business, and could cause the market price of our common stock to decline. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and our business.

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

We compete on the basis of several factors, including:

●	breadth and depth of services, including our open architecture and the level of product integration across care settings;

●	integrated platform;

●	regulatory compliance;

●	reputation;

●	reliability, accuracy, and security;

●	client service;

●	the total cost of ownership;

●	innovation; and

●	industry acceptance, expertise, and experience.

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

Certain computer software products are regulated as medical devices under the Federal Food, Drug and Cosmetic Act. The 21st Century Cures Act, passed in December 2016, clarified the definition of a medical device to exclude health information technology such as Electronic Health Records; however, the legislation did leave the opportunity for that designation to be revisited if determined to be necessary by changing industry and technological dynamics. Accordingly, the Food and Drug Administration (the “FDA”) may become increasingly active in regulating computer software intended for use in healthcare settings. Depending on the product, we could be required to notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness or substantial equivalence. If the FDA requires this data, we could be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA would approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug, and Cosmetic Act’s general controls. The FDA can impose extensive requirements governing pre- and post-market conditions such as approval, labelling, and manufacturing, as well as governing product design controls and quality assurance processes. Failure to comply with FDA requirements can result in criminal and civil fines and penalties, product seizure, injunction, and civil monetary policies—each of which could have an adverse effect on our business.

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

Our Parent owns approximately 59.18% of our common stock and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval.

Our Parent owns approximately 59.18% of our common stock. As a result, our Parent has control over all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, the approval of any business combination, and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders, including public stockholders like you.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

HCTI employs a multilayer approach to addressing cybersecurity risk based on the National Institute of Standards and Technology (NIST) framework. It has established a dedicated cybersecurity team that utilizes internal and external assessments, automated monitoring tools, and input from public and private partners to identify potential cyber threats. External third party security firms are engaged to assist with cybersecurity risk assessments, penetration testing and system security analysis. HCTI’s cybersecurity team works in conjunction with the risk management, legal, finance, accounting, operations, and information technology areas to assess the risk these identified cybersecurity threats present to the organization. To ensure consistency, these cybersecurity risk assessments are incorporated into HCTI’s Enterprise Risk Management process, HCTI’s information technology leadership reviews the company’s enterprise risk management-level cybersecurity risks on a quarterly basis, and key cybersecurity risks are incorporated into HCTI’s enterprise risk management framework. Cybersecurity risks are managed and controlled through multiple overlapping layers of cybersecurity defenses that include:

●	expert input from both public and private partnerships;

●	the implementation of a comprehensive cybersecurity policy that encompasses but is not limited to social media, acceptable use (devices, wireless, remote access, internet use), information governance, monitoring, authentication, encryption, vulnerability management, third-party management, and recovery;

●	required annual cybersecurity training for all employees with additional supplemental cybersecurity training required based on role;

●	random employee phish testing and follow-up;

●	procedural and automated cyber controls in conjunction with robust detection, mitigation, and recovery capabilities;

●	the formation of a multidisciplinary cybersecurity incident response team;

●	the integration of multiple threat intelligence sources into our cybersecurity tools and processes;

●	the retention of external cybersecurity threat response resources;

●	the formation of a multidisciplinary cybersecurity incident response team; and

●	multiple cyber event simulation and tabletop exercises per year to hone the cybersecurity incident response team preparedness.

The HCTI board of directors provides enterprise-level oversight of risks associated with cybersecurity threats through the Audit Committee, which assists the Board in fulfilling its oversight responsibilities regarding the Company’s policies and processes with respect to risk assessment and risk management, including any significant non-financial risk exposures; reviewing and discussing the Company’s information security policies and internal controls regarding information security; and reviewing the Company’s annual disclosures concerning the role of the Board in the risk oversight of the Company. The Audit Committee performs an annual review of the Company’s cybersecurity program and receives quarterly updates on key cybersecurity risks, the cybersecurity risk management plan, and cyber incident event trends.

HCTI’s technical officers have primary responsibility for the development and oversight of HCTI’s cybersecurity team and the development and maintenance of the company’s related cybersecurity policies and procedures. The team has several years’ worth of experience working in the information and operational technology field and are registered professional engineers. The company’s cybersecurity team continuously assesses the evolving cyber threat landscape based on their expertise and that of our third-party partners. They then work with all parts of HCTI to protect against, detect, identify, respond to, and recover from the risks that cybersecurity threats present. The cybersecurity team views and responds to cybersecurity risks in a holistic manner, applying a comprehensive multilayered strategy to prevent, detect, and mitigate them. They have identified HCTI’s critical cyber assets and taken appropriate steps to protect them. External expertise is regularly engaged to assess HCTI’s cybersecurity program and help the cybersecurity team to strengthen the organization’s monitoring, alerting, prevention, mitigation, and recovery capabilities. Tabletop simulations, third party cyber vulnerability assessments, maturity assessments, and partnerships are used to assess and refine all elements of our cybersecurity program.

In addition to managing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. Risk assessments are performed against third-party service providers with a specific focus on any sensitive data that is to be shared with them. The internal business owners of HCTI’s applications are required to document user access reviews regularly. We request a System and Organizational Controls (SOC) 2 report from the vendors of our enterprise cloud applications. If they do not provide us with a SOC 2, we seek additional compensating risk assurance in our contract language with them. Risks associated with the use of third-party service providers are managed as part of our overall cybersecurity risk management framework.

To continually manage and control the material risks that cybersecurity threats present to the organization, HCTI invests significantly in the cybersecurity elements outlined above. In addition, the Company has made significant investments to fulfill the operational and financial regulatory requirements laid out by the North American Electric Reliability Corporation Critical Infrastructure Protection Standards and Sarbanes-Oxley Act of 2002.

HCTI faces a number of cybersecurity risks in connection with its business. Although such risks have not materially affected us, including our business strategy, results of operations, and financial conditions, to date, we have, from time to time, experienced threats to and breaches of our data systems, including malware, phishing and computer virus attacks. See “Item 1A. Risk Factors” for additional information regarding our organization’s cybersecurity risks, which should be read together with this “Item 1C. Cybersecurity”.

Item 2. Properties

We lease and maintain our primary offices at 7901 Stoneridge Drive, Suite # 220 Pleasanton CA, USA 94588.We also have our satellite lease offices at 666 Plainsboro Road, Suite 448, Plainsboro, NJ 08536, USA. We currently do not own any real estate.

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

Holders

As of March 18, 2024, there were 49 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, regarding our common stock that may be issued under the Plan.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	issued Upon		Compensation
	Exercise of	Weighted Average	Plans (Excluding
	Outstanding	Exercise Price of	Securities
	Options, Warrants,	Outstanding	Reflected in
Plan category:	and Rights (a)	Options (b)	column (a)) (c)
Equity compensation plans approved by stockholders (1)	276,500	$3.7	1,023,050
Total	276,500	$3.7	1,023,050

(1)	The Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and shareholders have approved a total reserve of 600,000 shares for issuance under the Plan.

(2)	The total reserve of 600,000 shares represents 13.92%of the equity on a fully diluted basis.

We have not issued any options outside of the Plan.

Transfer Agent

The transfer agent for the common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, telephone (212) 828-8436.

Item 6. [Reserved]

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

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its s Life Sciences business to us. As of December 31, 2023, we had a total of 33 full time employees, 164 sub-contractors, including 95 certified cloud engineers, 66 Epic Certified EHR experts and 21 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the twelve months ended December 31, 2023, we generated revenues of approximately $33.2 million compared to revenue of $45.9 million for the twelve months ended December 31, 2022, which represents a decrease of $12.7 million or 28% compared to the previous year.

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

Components of Results of Operations

Revenues

We provide our services and manage our business under these operating segments:

●	Software Services

●	Managed Services and Support

●	Platform Services

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Twelve Months Ended
	December 31,
	(In thousands)
	2023	% of Sales	2022	% of Sales
Revenue	$33,203	100%	$45,886	100%
Cost of revenue (exclusive of depreciation /amortization)	26,426	80%	34,591	75%
Research and development	799	2%	5,954	13%
Sales and marketing	4,670	14%	6,808	15%
General and administrative	5,424	16%	5,575	12%
Depreciation and amortization	7,232	22%	3,374	7%
Other income	(12)	0%	(1,081)	(2)%
Interest expense	968	3%	212	0%
Income taxes	35	0%	63	0%
Net (loss)	$(12,339)	(37)%	$(9,610)	(21)%

Twelve Months Ended December 31, 2023, and 2022

Revenue from operations

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Revenue	$33,203	$45,886	$(12,683)	(28)%

Revenue decreased by $12.7 million, or 28% to $33.2 million for the twelve months ended December 31, 2023, as compared to $45.9 million for the twelve months ended December 31, 2022. Revenue from Software Services, Managed Services and Support and Platform Services revenue have decreased in the current year.

Our top 5 customers accounted for 77% of revenue during the twelve months ended December 31, 2023 and 72% during the twelve months ended December 31, 2022, respectively.

The following table has the breakdown of our revenues for the twelve months ended December 31, 2023 and 2022 for each of our top 5 customers.

Top Five Customers’ Revenue for Twelve months ended December 31, 2023

Customer	Amount (In thousands)	% of Revenue
Customer 1	$17,292	52%
Customer 2	3,114	9%
Customer 3	2,217	7%
Customer 4	1,751	5%
Customer 5	$1,359	4%

Top Five Customers’ Revenue for Twelve months ended December 31, 2022

Customer	Amount (In thousands)	% of Revenue
Customer 1	$17,768	39%
Customer 2	5,598	12%
Customer 3	4,676	10%
Customer 4	3,698	8%
Customer 5	$1,585	3%

The following table provides details of Customer 1 revenue by operating segments:

	Twelve Months Ended December 31,
	(In thousands)		Changes
	2023	2022	Amount	%
Software services	$15,569	$14,519	$1,092	8%
Managed services and support	1,723	3,267	(1,544)	(47)%
Platform services	—	—	—	—
Total Revenue	$17,292	$17,744	$(452)	(3)%

Revenue from Customer 1 decreased by $0.5 million, or 3% to $17.3 million for the twelve months ended December 31, 2023, as compared to $17.8 million for the twelve months ended December 31, 2022. Software Services revenue increased by $1 million or 8% to $15.6 million for the twelve months ended December 31, 2023, as compared to $14.5 million for the twelve months ended December 31, 2022. Managed Services and Support revenue decreased by $1.5 million, or 47% to $1.7 million for the twelve months ended December 31, 2023, as compared to $3.3 million for the twelve months ended December 31, 2022.

Cost of revenue (exclusive of depreciation /amortization)

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Cost of revenue (exclusive of depreciation /amortization)	$26,426	$34,591	$(8,165)	(24)%

Cost of revenue, excluding depreciation and amortization decreased by $8.2 million, or 24%, to $26.4 million for the twelve months ended December 31, 2023, as compared to $34.6 million for the twelve months ended December 31, 2022.

Research and development

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Research and development	$799	$5,954	$(5,155)	(87)%

Research and development expenses decreased by $5.2 million, or 87% to $0.8 million for the twelve months ended December 31, 2023, as compared to $5.9. million for the twelve months ended December 31, 2022.

Sales and marketing

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Sales and marketing	$4,670	$6,808	$(2,138)	(31)%

Sales and marketing expenses decreased by $2.1 million, or 31% to $4.7 million for the twelve months ended December 31, 2023, as compared to $6.8 million for the twelve months ended December 31, 2022.

General and administrative

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
General and administrative	$5,424	$5,575	$(151)	(3)%

General and administrative expenses decreased by $0.2 million, or 3 % to $5.4 million for the twelve months ended December 31, 2023, as compared to $5.6 million for the twelve months ended December 31, 2022.

Depreciation and amortization

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Depreciation and amortization	$7,232	$3,374	$3,859	114%

Depreciation and amortization expenses increased by $3.9 million, or 114% to $7.2 million for the twelve months ended December 31, 2023, as compared to $3.4 million for the twelve months ended December 31, 2022.

Interest expense

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Interest expense	$968	$212	$756	357%

Interest expenses increased by $0.8 million, or 357% to $1.0 million for the twelve months ended December 31, 2023, as compared to $0.2 million for the twelve months ended December 31, 2022, this is primarily due to short term funding.

Provision for income taxes

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Income tax	$35	$63	$(28)	(44)%

Income tax decreased by $0.03 million, or 44% to $0.04 million for the twelve months ended December 31, 2023, as compared to $0.06 million for the twelve months ended December 31, 2022, this represents state taxes.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2023	2022	Amount	%
Software Services	$21,132	$25,883	$(4,751)	(18)%
Managed Services and Support	10,452	15,178	(4,726)	(31)%
Platform Services	1,619	4,825	(3,206)	(66)%
Revenue	$33,203	$45,886	$(12,683)	(28)%

We currently provide our services and manage our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

Revenue from Software Services decreased by $4.8 million, or 18% to $21.1 million for the twelve months ended December 31, 2023, as compared to $25.9 million for the twelve months ended December 31, 2022. Revenue from Managed Services and Support decreased by $4.7 million, or 31% to $10.5 million for the twelve months ended December 31, 2023, as compared to $15.2 million for the twelve months ended December 31, 2022. Revenue from Platform Services decreased by $3.2 million, or 66% to $1.6 million for the twelve months ended December 31, 2023, as compared to $4.8 million for the twelve months ended December 31, 2022.

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

Cost of Revenue

	Twelve Months Ended December 31,
	(In thousands)		Changes
	2023	2022	Amount	%
Software Services	$17,260	$20,533	$(3,273)	(16)%
Managed Services and Support	7,696	10,697	(3,001)	(28)%
Platform Services	1,470	3,361	(1,891)	(56)%
Cost of Revenue	$26,426	$34,591	$(8,165)	(24)%

Cost of Revenue from Software Services decreased by $3.3 million, or 16% to $17.3 million for the twelve months ended December 31, 2023, as compared to $20.5 million for the twelve months ended December 31, 2022. Cost of Revenue from Managed Services and Support decreased by $3.0 million, or 28% to $7.7 million for the twelve months ended December 31, 2023, as compared to $10.7 million for the twelve months ended December 31, 2022. Cost of Revenue from Platform Services decreased by $1.9 million, or 56% to $1.5 million for the twelve months ended December 31, 2023, as compared to $3.4 million for the twelve months ended December 31, 2022.

Segment operating profits by reportable segment were as follows:

	Twelve Months Ended December 31,
	(In thousands)		Changes
	2023	2022	Amount	%
Software Services	$(2,507)	$(1,381)	$(1,126)	(82)%
Managed Services and Support	2,755	4,481	(1,726)	(39)%
Platform Services	(649)	(4,489)	3,840	86%
Total segment operating profit (loss)	(401)	(1,389)	988	(71)%
Less: unallocated costs	10,947	9,027	1,920	21%
Income from operations	(11,348)	(10,416)	(932)	(9)%
Other Income	12	1,081	(1,069)	(99)%
Interest expense	968	212	(757)	(359)%
Net (loss) before income tax	$(12,304)	$(9,547)	$(2,757)	(29)%

Operating loss from Software Services increased by $1.1 million, or 82% to $2.5 million for the twelve months ended December 31, 2023, as compared to $1.4 million for the twelve months ended December 31, 2022. Operating profit from Managed Services and Support decreased by $1.7 million, or 39% to $2.8 million for the twelve months ended December 31, 2023, as compared to $4.5 million for the twelve months ended December 31, 2022. Operating loss from Platform Services decreased by $3.8 million, or 86 % to $0.7 million for the twelve months ended December 31, 2023, as compared to $4.5 million for the twelve months ended December 31, 2022

Liquidity and Capital Resources

	As of	As of
	December 31,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$1,234	$1,341
Total cash, cash equivalents and short-term investments	$1,234	$1,341

	As of	As of
	December 31,	December 31,
	2023	2022
	(In thousands)
Cash flows used in operating activities	$(1,612)	$(2,600)
Cash flows used in investing activities	(13)	(3,319)
Cash flows provided by financing activities	1,518	5,490
Net increase (decrease) in cash and cash equivalents	$(107)	$(429)

As of December 31, 2023, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $1.2 million.

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

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company’s liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, as of December 31, 2023 is 0.7 compared to 1.3 as of December 31, 2022.

The Company’s current debt equity ratio, as on December 31, 2023 is 9.8, compared to 0.2 as on December 31, 2022. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

Sources of Liquidity

As of December 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $1.2 million. We believe that our cash and cash equivalents as of December 31, 2023, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Operating Activities

Net cash used in operating activities was $1.6 million for the twelve months ended December 31, 2023, and net cash used in operations was $2.6 million for the twelve months ended December 31, 2022.

Investing Activities

Net cash used in investing activities was $0.01 million for the twelve months ended December 31, 2023, and $3.3 million for the twelve months ended December 31, 2022.

Financing Activities

Cash flows from financing activities was $1.5 million for the twelve months ended December 31, 2023, and $5.5 million for the twelve months ended December 31, 2022. During the year 2023, the company raised an aggregate gross amount of $5.2 million through Senior Secured 15% Original Issue Discount Convertible Promissory Note. The first tranche of $2 million was received during the period ended December 31, 2023.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2023.

Item 8. Financial Statements and Supplementary Data

HEALTHCARE TRIANGLE, INC.

Consolidated Financial Statements

December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Healthcare Triangle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Triangle, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023

Lakewood, CO

March 14, 2024

HEALTHCARE TRIANGLE INC

Consolidated Balance Sheets

	December 31,
	2023	2022
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,234	$1,341
Accounts receivable	3,236	5,592
Other current assets	1,259	816
Total current assets	5,729	7,749
Property and equipment, net	44	80
Operating lease right-of-use assets	—	—
Goodwill	—	1,289
Intangible assets, net	3,972	10,570
Due from affiliates	304	1,075
Total assets	$10,049	$20,763

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,953	$1,481
Warrant Liability	954	55
Payroll protection program loan	—	—
Short term borrowing	3,429	2,412
Operating lease liabilities	—	—
Other current liabilities	1,787	2,200
Total current liabilities	8,123	6,148
Long-term liabilities
Contingent Consideration	500	2,227
Convertible Notes	888
Total current and long-term liabilities	9,511	8,375

Stockholders’ equity
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	0	0
Common stock, par value $0.00001; 100,000,000 authorized 4,308,822 and 4,170,953 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	0	0
Additional paid-in capital	25,443	24,956
Retained earnings	(24,905)	(12,568)
Total stockholders’ equity	538	12,388
Total liabilities and stockholders’ equity	$10,049	$20,763

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022
	(In thousands)
Net revenue	$33,203	$45,886

Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,426	34,591
Operating expenses
Research and Development	799	5,954
Sales and Marketing	4,670	6,808
General and Administrative	5,424	5,575
Depreciation and Amortization	7,232	3,374
Total operating expenses	18,125	21,711
Loss from operation	(11,348)	(10,416)
Other income (PPP loan forgiveness)	12	1,081
Interest expense	(968)	(212)
Loss before income tax	(12,304)	(9,547)
Provision for Income tax	(35)	(63)
Net loss	$(12,339)	$(9,610)
Net loss per common share—basic and diluted	$(2.92)	$(2.63)

Weighted average shares outstanding used in per common share computations:
Basic and diluted	4,228,741	3,659,095

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
					(In thousands)

Balance at December, 2021	6,000	$0	3,526,083	$0	$18,798	$(2,663)	$16,135
Net loss						(9,610)	(9,610)
Preferential issue			—	0	—	—	—
Issue of stock options (ISO/NSO)				—	257	—	257
Shares issued for services			22,500	0	125	—	125
Issuance of common stock in connection with Private Placement			393,000	0	3,580	—	3,580
Issuance of warrants in connection with Private Placement			216,756	0	2,308	—	2,308
Common stock repurchased					(141)	—	(141)
Cash collected on common stock options			12,614		29	—	29
Prior period adjustment					—	(296)	(296)
Balance at December 31, 2022	6,000	$0	4,170,953	$0	$24,956	$(12,569)	$12,388
Issue of stock options (ISO/NSO)					17		17
Preferential issue			76,923	1	499		500
Shares issued for services			61,250	0	176		176
Net loss	—	—	—	—	—	(12,339)	(12,339)
Adjustments			(304)	—	(205)	2	(203)
Balance at December 31, 2023	6,000	$0	4,308,822	$1	$25,443	$(24,905)	$538

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Cash Flows

	Years Ended December 31
	2023	2022
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(12,339)	$(9,610)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	7,232	3,374
Common stock issued for services	51	125
Income from payroll protection program	—	(1,069)
Interest on lease payment/payroll protection program	—	17
Stock compensation expenses	17	257
Warrant fair valuation expenses	—	—
Non cash expenses on acquisition	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,356	4,081
Other current assets	(443)	(454)
Due from related party	771	(259)
Accounts payable and accrued expenses	472	(392)
Other current liabilities	271	1,330
Contingent consideration	—	—
Net cash provided by/(used in) operating activities	(1,612)	(2,600)

Cash flows from investing activities
(Purchase)/sale of property and equipment	(13)	(40)
Increase in intangible assets	—	(3,279)
Investment in subsidiary	—	—
Net cash provided by/(used in) investing activities	(13)	(3,319)

Cash flows from financing activities
Increase in capital		0
Stock options exercised	0	29
Increase / (decrease) in short term borrowing	1,018	203
Taxes paid	—	(294)
Principal payment on finance leases	—	(194)
Proceeds from sale of common stock	500	5,888
Repurchases of common stock	—	(142)
Increase in paycheck protection program loan	—	—
Net cash provided by/(used in) financing activities	1,518	5,490
Net increase (decrease) in cash and cash equivalents	(107)	(429)

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	1,341	1,770
Cash and cash equivalents at the end of the period	$1,234	$1,341

Supplementary disclosure of cash flows information
Interest	$968	$212
Income taxes	35	63

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

HTI will concentrate on accelerating value to three healthcare sectors:

1.	Pharmaceutical companies, which require improved efficiencies in the clinical trial process. HTI modernizes their IT infrastructure to advance the clinical trial process to drug discovery and delivery.

2.	Hospitals and health systems, which face interoperability challenges as mergers, acquisitions and partnerships drive increasing need for integrated healthcare infrastructures. HTI’s health IT expertise optimizes providers’ enterprise digital structure needs connecting disparate systems and applying analytics capabilities.

3.	Life sciences, payers and all healthcare organizations must protect and secure personal health information (PHI), a regulatory compliance mandate that HTI addresses and manages for its customers.

As an organization with the deep-rooted cloud expertise, HTI’s technology significantly relies on Big Data, Analytics, DevOps, Security/Compliance, Identity Access Management (IAM), Machine Learning (ML), Artificial Intelligence (AI), Internet of Things (IoT) and Blockchain.

Devcool Inc

Devcool Inc was incorporated under the laws of the State of California on September 25, 2016. The Company solves complex technology problems and delivers innovation to healthcare industry. The Company has successfully implemented projects for top Healthcare insurance companies and hospitals across United States of America. On December 10, 2021, Healthcare Triangle, Inc (HTI) entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Devcool, Go To Assistance Inc., a California corporation (“Seller”), and Mr. Sandeep Deokule, current Chief Executive Officer of Devcool (“SD”). Pursuant to the Share Purchase Agreement, the Company will acquire 5,000,000 shares of Devcool’s Class B Common Stock, par value $0.0001, which represents all the issued and outstanding capital stock of Devcool (the “Acquisition”). The closing of the Acquisition occurred on December 10, 2021 (the “Closing Date”). The Company exercised control by virtue of taking over the operations from November 01, 2021 (effective date) and the financials have been consolidated from this date.

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

Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with GAAP which requires us to make estimates, judgments and assumptions that affect the financial statements and the notes thereto. These estimates are based on information available as of the date of the financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:

●	the standalone selling price for each distinct performance obligation

●	the determination of the period of benefit for amortization of deferred costs

●	the fair value of assets acquired, and liabilities assumed for business combinations.

●	Share based compensation including warrants

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

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2023	2022	Amount	%
Software Services	$21,132	$25,883	$(4,751)	(18)%
Managed Services and Support	10,452	15,178	(4,726)	(31)%
Platform Services	1,619	4,825	(3,206)	(66)%
Revenue	$33,203	$45,886	$(12,683)	(28)%

Operating profit by Operating Segment

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2023	2022	Amount	%
Software Services	$(2,507)	$(1,381)	$(1,126)	(82)%
Managed Services and Support	2,755	4,481	(1,726)	(39)%
Platform Services	(649)	(4,489)	3,840	86%
Total segment operating profit (loss)	(401)	(1,389)	988	(71)%
Less: unallocated costs	10,947	9,027	1,920	21%
Income from operations	(11,348)	(10,416)	(932)	(9)%
Other Income	12	1,081	(1,069)	(99)%
Interest expense	968	212	(757)	(359)%
Net (loss) before income tax	$(12,304)	$(9,547)	$(2,757)	(29)%

Revenue from top 5 customers

Twelve Months Ended December 31,

2023

Customer	Amount (In thousands)	% of Revenue
Customer 1	$17,292	52%
Customer 2	3,114	9%
Customer 3	2,217	7%
Customer 4	1,751	5%
Customer 5	$1,359	4%

2022

Customer	Amount (In thousands)	% of Revenue
Customer 1	$17,768	39%
Customer 2	5,598	12%
Customer 3	4,676	10%
Customer 4	3,698	8%
Customer 5	$1,585	3%

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

The beginning and ending contract balances were as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Accounts Receivable	$3,236	$5,592

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the year ended December 31, 2022 and 2023 the Company did not provide allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

As of January 30, 2024, management has identified a significant change in circumstances arising from the loss of a major customer within our wholly owned subsidiary, Devcool Inc. Historically, this customer has accounted for approximately 45% to 50% of the Company’s business. However, recent developments have led to a substantial reduction in transactions with the company. Based on the impairment assessment, management determined that an impairment loss of $3,025 was necessary to reflect the reduced value of the customer relationship as at December 31, 2023, which reflects the impact of the loss of the major customer on the Company’s financial position and results of operations. This impairment loss, which is a non-recurring expense, has been recognized in the financial statements for the reporting period ending on that date

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed.

Goodwill for FY 2023 is written down by $0.12 million on account of reversal of contingent consideration of Devcool due to non-achievement of said targets as per “Share Purchase Agreement”.

The Company performs its annual goodwill impairment test as of January 30, 2024, management has identified a significant change in circumstances arising from the loss of a major customer within our wholly owned subsidiary, Devcool Inc. Historically, this customer has accounted for approximately 45% to 50% of the Company’s business. However, recent developments have led to a substantial reduction in transactions with the company.

Based on the impairment assessment, it was determined that the carrying amount of goodwill exceeded its implied fair value, primarily due to the adverse impact of the loss of the major customer on the Company’s future cash flows and overall financial performance. Accordingly, a non-recurring impairment loss of $1.17 million has been recognized in the financial statements for the reporting period ending on that date.

The Company’s annual goodwill impairment test resulted in impairment of $1.29 million for the year ended December 31, 2023 and 0 for December 31, 2022.

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

	December 31, 2023
	Fair Value Measured Using
	(In thousands)
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liabilities			$954	$954
Acquisition-related contingent consideration	—	—	$500	$500

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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended December 31, 2023 and 2022 were $0.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the year ended December 31, 2023 and 2022 sales to five major customers accounted for approximately 77% and 72% of total revenue respectively. For the year ended December 31, 2023 and year ended December 31, 2022 accounts receivable from five major customers accounted for approximately 78% and 72% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through December 31, 2023) per institution.

As of December 31, 2023, and 2022, The Company had $667 and $652, respectively, of uninsured cash balances. the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

4) Property and Equipment

Property and equipment consisted of the following at,

	December 31, 2023	December 31, 2022
	(In thousands)
Furniture and Equipment	$132	$119
Less: Accumulated depreciation	(88)	(39)
Net Fixed Assets	$44	$80

Depreciation expenses for the year ended December 31, 2023, and December 31, 2022, were $48 and $35, respectively.

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

Intangible assets consist of the following:

	December 31, 2023					December 31, 2022
	Weighted
	average
	Remaining	Gross			Net	Gross		Net
	Useful life	Carrying	Accumulated	Deletions	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	/Writeoff	Amount	Amount	Amortization	Amount
	(In thousands)					(In thousands)
Customer relationships	0	$8,667	$5,056	$3,611	$—	$8,667	$3,523	$5,144
Intellectual property	2.94	7,329	3,357	—	3,972	7,329	2,013	5,316
Product development	0	477	477	—	—	477	367	110
Total Intangible Assets		$16,473	$8,890	$3,611	$3,972	$16,473	$5,903	$10,570

Amortization expense for the year ended December 31, 2023, and 2022 were $1,783 and $1,963 respectively. This relates amortization of internally developed software, intellectual property, and customer relationships.

Customer relationship is written down by $585 million on account of reversal of contingent consideration of Devcool due to non-achievement of said targets as per “Share Purchase Agreement”.

Based on the impairment assessment, management determined that an impairment loss of $3,025 was necessary to reflect the reduced value of the customer relationship as at December 31, 2023, which reflects the impact of the loss of the major customer on the Company’s financial position and results of operations. This impairment loss, which is a non-recurring expense, has been recognized in the financial statements for the reporting period ending on that date.

Nature of Intangibles	Useful Life
Customer relationships	5 years
Intellectual property	5 years
Product development	5 years

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next three years are as follows:

December 31,	(In thousands)

2024	1,343
2025	1,343
2026	1,286
Total	$3,972

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

The Company is currently operating from two office locations leased by its Parent. The Company does not have any signed lease agreement in its name. The Company’s principal facility is located in Pleasanton, CA and has another facility in Plainsboro, NJ. Rent expenses were $0 and $180 for the twelve months ended December 31, 2023 and December 31, 2022, respectively.

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

The components of lease expenses were as follows.

Particulars	December 31, 2023	December 31, 2022
	(In thousands)
Opening Balance	$—	$176
Additions
Finance cost accrued during the year	—	4
Payment of lease liability	—	180
Closing Balance	$—	$—

Supplemental balance sheet information related to leases was as follows:

Year Ended December 31, 2022
Leases
ROU assets	$—
lease liabilities, included in current liabilities	—
lease liabilities, included in long-term liabilities	—
Total lease liabilities	$—
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

SecureKloud Technologies Inc owns 59.18% of Healthcare Triangle Inc as of December 31, 2023.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with its parent. As per the Master Services Agreement, parent provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. The parent charges for the services at cost. The Company received services amounting to $5,445 and $14,063 for the year ended December 31, 2023, and 2022 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the cost incurred by the parent on behalf of the Company are settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $377 and $197 for the year ended December 31, 2023, and 2022 respectively. The Company has paid for these services during the year.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $235 and $180 for the year ended December 31, 2023, and 2022 respectively.

The Company has made $42 of sale from related parties for the year ended December 31, 2023, and $479 for the year ended December 31, 2022.

The Company has acquired intangibles of $0 from related parties for the year ended December 31, 2023, and $3,279 for the year ended December 31, 2022.

The Company had entered into a Master Services Agreement with its Ultimate Parent during the current year. As per the Master Services Agreement, the Ultimate Parent provides administrative and technical services. The initial period of the agreement is for a period of three years which is extendable based on mutual consent. The Company received services amounting to $650 and $0 for the year ended December 31, 2023, and 2022 respectively. The Company has paid for these services during the year and there is no outstanding balance as at the year end.

The balance receivable from related parties as of December 31, 2023, was $304 and for the year ended December 31, 2022 was $1,075.

8) Business Combination

Acquisition of Devcool Inc

On December 10, 2021, Healthcare Triangle, Inc. (the “Company”) entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Devcool, Inc., a California corporation (“Devcool”), Go To Assistance Inc., a California corporation (“Seller”), and Mr. Sandeep Deokule, current Chief Executive Officer of Devcool (“SD”). Pursuant to the Share Purchase Agreement, the Company will acquire 5,000,000 shares of Devcool’s Class B Common Stock, par value $0.0001, which represents all of the issued and outstanding capital stock of Devcool (the “Acquisition”). The closing of the Acquisition occurred on December 10, 2021 (the “Closing Date”). The Company exercised control by virtue of taking over the operation from November 01, 2021 (effective date) and the financials have been consolidated from this date.

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

Based on the preliminary purchase price allocation, we recorded $1,289 of goodwill which is not tax deductible.

Presented below is the summary of the foregoing acquisitions

Purchase price Consideration

Asset Component	Amount
(In thousands)
Intangible Assets	$6,018
Goodwill	1,289
Working Capital	—
Current Assets
Cash	970
Accounts Receivables	3,142
Other Current Assets
11,419
Current Liabilities
Accounts Payable	758
Short term borrowing	2,209
Other Current liabilities	679
3,646
Net Working Capital Acquired	7,773
Total Purchase price	$7,773

Out of the total Contingent Consideration, the company has a payout of $625 for financial year 2022 and $0 for financial year 2023. During the year ended 2023, the company has issued shares worth $125 as contingent consideration payout and balance $500 to be paid subsequently.

9) Equity Transactions

The company has made a private placement of 393,000 shares of its common stock, a Pre-Funded Warrant to purchase 216,756 shares of the Company’s common Stock and Preferred Investment Options to purchase up to an aggregate of 609,756 shares of common stock pursuant to the terms and conditions of the Securities Purchase Agreement, dated as of July 10, 2022. The Purchaser paid $10.66 for each Share and $10.65 for each Warrant Share.

The Purchaser also received the Preferred Investment Options. The aggregate gross proceeds to the Company from the Private Placement were approximately $6,500, before deducting placement agent fees and other offering expenses. The net proceeds from the private placement amounts to $5,888.

The Company repurchased its common shares in the following months as part of share repurchase program announced on June 21, 2022.

Month	Shares purchased	Average cost per share	Amount
July, 2022	5,417	$8.0	$43
August, 2022	2,892	5.2	15
September, 2022	6,337	5.0	32
October, 2022	5,899	3.4	20
November, 2022	17,137	1.9	31
December, 2022	—	—	—
Total	37,682	$6.2	$141

There have not been any repurchase of shares during the year 2023

10) Debt Securities

A. Convertible Note

The Company during the period commencing December 29, 2020, and ending on February 10, 2021, entered into several Securities Purchase Agreements with certain investors pursuant to which we issued $4,244 of convertible notes (“Convertible Notes”) bearing interest at 10% per annum and warrants to purchase our common stock (“Warrants”).

On December 28, 2023, the Company entered into the Securities Purchase Agreement with the selling stockholder, pursuant to which the Company agreed to issue to the selling stockholder, in a private placement (the “Private Placement”), Senior Secured 15% Original Issue Discount Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of up to $5,200,000 which will result in gross proceeds to the Company in the amount of up to $4,420,000 due to the original issue discount, and warrants (the “Warrants”) to purchase a number of shares of the Company’s common stock (the “Warrant Shares”) equal to 50% of the face value of the Notes divided by the volume weighted average price, in three tranches.

In connection with the Private Placement and the issuance of the First Tranche Note, we and our subsidiary also entered into a Security Agreement with the investor (the “Security Agreement”) pursuant to which we granted the investor a security interest in certain Collateral (as defined in the Security Agreement) to secure our obligations under the First Tranche Note. In addition to the Security Agreement, we have also entered into a pledge agreement pledging the entire capital stock and other equity interests in our subsidiaries to the selling stockholder, in connection with the issuance of the Notes (the “Pledge Agreement”). Lastly, to further secure our obligations under the Notes, Devcool, Inc., our wholly owned subsidiary (“Devcool”), also executed a Subsidiary Guarantee (the “Subsidiary Guarantee”), pursuant to which Devcool has agreed to guaranty our obligations owed to the selling stockholder. An Intercreditor Agreement (the “Intercreditor Agreement”) by and between Seacoast Business Funding and the selling stockholder was also entered into.

In addition, we entered into a Registration Rights Agreement with the selling stockholder (the “Registration Rights Agreement”) pursuant to which we agreed to prepare and file with the SEC a registration statement covering the resale of the First Tranche Note and First Tranche Warrants and any shares of our Common Stock issuable upon conversion of the First Tranche Note within 15 days of the closing date and to have such registration statement declared effective within 60 days after such filing.

Of the $5.2 million funding raised we have received the first tranche $2.0 million in December 2023.

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

Under the first tranche of funding, which closed upon signing of the Securities Purchase Agreement on December 28, 2023, the Company issued a Note to the Investor in the principal amount of $2.0 million which resulted in gross proceeds to the Company of $1.7 million (the “First Tranche Note”) and Warrants to purchase up to an aggregate of 357,500 Warrant Shares (the “First Tranche Warrants”). The First Tranche Note and the First Tranche Warrants have an initial fixed conversion and exercise price of $3.44688 per share, respectively, subject to adjustment. The First Tranche Warrants carry a 5-year term and, if not exercised, will terminate on December 28, 2028.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	price	Term	value
Outstanding on January 1, 2023	909,225	$28.0	4.53	3,845
Granted	357,500	3.45	4.99	1
Excised			—	—
Forfeited or expired	299,469		—	—
Outstanding on December 31, 2023	967,256	7.99	4.07	3,846
Exercisable on December 31, 2023	609,756	$10.66	3.53	3,846

The following table summarizes the activities for our unvested warrants for the year ended December 31, 2023.

		Weighted average Grant Date Fair
	Number of Warrants	Value Per warrant
Unvested on January 1, 2023	548,780	$5.22
Granted	357,500	3.45
Vested	(121,951)	5.64
Forfeited
Unvested on December 31, 2023	784,329	$4.41

The Company has recognized cost of $0 for the year ended December 31, 2023, and $0 for the year ended December 31, 2022.

C. Warrant Liability

The Company has allocated the proceeds from Convertible note between promissory notes and warrants; as of December 31, 2023, the Company has reported a Warrant liability of $954 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Fair value assumptions	December 31, 2023
Estimated fair value of common stock warrant	$7.99
Exercise price	$7.99
Expected volatility	45%-52%
Expected terms (in years)	5
Risk-free interest rate	4.60%-5.46%
Dividend Yield	0%

D. Payroll protection program loan

The company received payroll protection program loan (PPP) 2nd tranche on February 9, 2021. The Company has obtained approval for waiver from the lender and recognized an amount of $1,087 as other income for the year ended December 31, 2022.

There is no balance in relation to Payroll protection program for the year ended December 31, 2023

E. Short term borrowing

The Company has obtained a credit facility from Seacoast business funding (SBF) a division of Seacoast National Bank during the year ended December 31, 2022. The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of December 31,2023, is $2,317 and $2,412 for the period ended December 31, 2022.

We have also obtained $2 million funding in the form of 15% Promissory Convertible Note in December 2023 of which $ 1.1 million pertains to funds repayable with a period of 12 months.

The Company also issued the Seller a secured non-interest-bearing promissory note in the principal amount of $2,209 that matures on April 30, 2022 (the “Note”) that reflects an amount owed to the Seller by the Company equal to the difference between the amount of accrued and outstanding accounts receivable on the Closing Date less the amount of accrued and outstanding accounts payable on the Closing Date. The Company has repaid $2,209 during the year ended December 31, 2023 the balance amount outstanding as of December 31, 2023 is $0.

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

The components of the Company’s net deferred tax assets as of December 31, 2023 and 2022, were as follows (in thousands):

	December 31, 2023	December 31, 2022
	(In thousands)
Deferred tax assets:
Net Operating loss carry forward	$3,322	2,578
Stock-based compensation	(18)	(27)
Other income (PPP loan forgiveness)	—	292
Fair Value of Warrant
Total Deferred tax asset	3,305	2,843
Less: Valuation allowance	$(3,305)	$(2,843)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

Income tax expense (benefit) was computed as follows:

	December 31,	December 31,
	2023	2022
	(In thousands)
Federal income tax	$—	$—
State income tax	35	63
Total Income taxes, Current provision	35	63
Deferred Income taxes (benefit)	—	—
Total Income expenses/ (benefit)	$35	$63

The Company’s effective tax rate is 0% for the year ended December 31, 2023 and 0% and for the year ended December 31, 2022 The future effective income tax rate depends on various factors, such as the Company’s income / (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

The Company files a consolidated federal tax return with its parent and records its share of the consolidated federal tax expense on a separate return basis.

The Company’s current tax expense is $0. There is no liability in 2023 on account of losses.

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

These assumptions used in the Black-Scholes option pricing model, other than the fair value of our common stock, are estimated as follows:

●	Expected volatility. Since a public market for our common stock did not exist prior to our IPO in July 2020 and, therefore, we do not have an extensive trading history of our common stock, we estimated the expected volatility based on the volatility of similar publicly-held entities (guideline companies) over a period equivalent to the expected term of the awards. In evaluating the similarity of guideline companies to us, we considered factors such as industry, stage of life cycle, size, and financial leverage. We intend to continue to consistently apply this process using the same or similar guideline companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our common stock becomes available.

●	Expected term. We estimate the expected term using the simplified method, as we do not have sufficient historical exercise activity to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method calculates the average period the stock options are expected to remain outstanding as the midpoint between the vesting date and the contractual expiration date of the award.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities corresponding with the expected term of the option.

●	Expected dividend yield. We have never declared or paid any dividends and do not presently plan to pay dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

We are required to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations Historically for all periods prior to our IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, we exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

●	contemporaneous valuations performed at periodic intervals by unrelated third-party specialists

●	contemporaneous valuations performed at periodic intervals by unrelated third-party specialists

●	our actual operating and financial performance.

●	relevant precedent transactions involving our capital stock;

●	likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions and the nature and history of our business;

●	market multiples of comparable companies in our industry;

●	stage of development.

●	industry information such as market size and growth;

●	illiquidity of stock-based awards involving securities in a private company; and

●	macroeconomic conditions.

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

A summary of option activity under the employee share option plan as of December 31, 2023, and changes during the year then ended is presented below.

	Options			Shares of Stock
		Weighted		Weighted
	No. of Options	Average Price	No. of Shares	Average Price	Total
Balance available under the plan on January 1, 2023	408,514	—	—	—	408,514
Granted	164,000	$3.53			164,000
Cancelled/expired	31,986				31,986
Balance outstanding as on December 31, 2023	323,500				323,500
Balance available under the plan on December 31, 2023
	276,500				276,500

The following table summarizes the activities for our unvested options for the year ended December 31, 2023

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2023	69,600	5.30
Granted	164,000	3.53
Vested	(93,223)	2.24
Forfeited	(5,000)	0.25
Unvested on December 31,2023	135,377	4.00

The weighted-average grant date fair value of options granted in the years ended December 31, 2023 and 2022 was $3.53 and $2.90, respectively. The fair value of the options that vested during the years ended December 31, 2023, and 2022, was $17 and $257, respectively.

As of December 31, 2023, there was $490 of unrecognized share-based compensation expense related to unvested options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.7 years based on vesting under the award service conditions.

The company issued and valued options using the Black-Scholes model for all 2023 and 2022 issuances with the following significant assumptions.

Fair value assumptions	2023	2022
Expected volatility	45%-52%	45%-52%
Expected terms (in years)	4	4
Risk-free interest rate	4.60%-5.46%	1.48%-2.18%
Dividend Yield	0%	0%

The Company recognized compensation expenses related to stock options of $17 during the year ended December 31, 2023 and $257 for the year ended December 31, 2022.

15) Net Income per share

The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income attributable to stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income attributable to stockholders of the Company and the weighted average number of shares of common stock outstanding during the period for the effects of all dilutive potential common shares, including awards under stock-based compensation arrangements.

The Company’s unvested restricted stock awards are considered participating securities under FASB Codification topic, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a “participating security,” the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equalling net income less net income attributable to participating securities. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The company has 967,256 warranties that are excisable at weighted average price of $7.99 on December 31, 2023, and 909,255 warrant that are excisable at weighted average price of $28.0 at December 31, 2022.

The company has 190,942 options that are vested and exercisable on December 31, 2023 and 119,550 on December 31, 2022.

Schedule of earning per share	Twelve Months Ended
	December 31,
	2023	2022
	(In thousands)
Net income attributable to common stockholders	$(12,339)	$(9,610)
Weighted average shares outstanding used in basic per common share computations	4,228,741	3,659,095
Basic / Dilutive EPS	$(2.92)	$(2.63)

16) Subsequent Events

The following subsequent events have occurred.

As on January 5, 2024, the Company filed S3 which will allow us to issue, from time to time at prices and on terms to be determined at or prior to the time of the offering, up to $50,000,000 of any combination of the securities described in this prospectus, either individually or in units. We may also offer common stock or preferred stock upon conversion of or exchange for the debt securities; common stock upon conversion of or exchange for the preferred stock; common stock, preferred stock, or debt securities upon the exercise of warrants, rights or performance of purchase contracts; or any combination of these securities upon the performance of purchase contracts.

As on January 16, 2024, the Company filed S1 prospectus which relates to the offer and sale from time to time of up to 12,183,612 Shares of Common Stock, par value $0.00001 per share (the “Common Stock”) of Healthcare Triangle, Inc., (either individually or together with its subsidiaries, “us, “we”, “our”, “HCTI” or the “Company”) by the selling stockholder identified in this prospectus. The number of shares the selling stockholder may sell consists of (i) up to 11,111,112 Shares of Common Stock that may be issued to the selling stockholder if they fully convert the First Tranche Note (as defined herein), which shares represent 300% of the maximum number of shares of common stock issuable upon conversion of the First Tranche Note; and (ii) up to 1,072,500 shares of Common Stock that may be issued to the selling stockholder if they fully exercise the First Tranche Warrants (as defined herein), which shares represent 300% of the maximum number of shares of common stock issuable upon exercise of the First Tranche Warrants.

Such shares of Common Stock are issuable pursuant to the terms of a Securities Purchase Agreement, dated as of December 28, 2023, by and between the Company and the selling stockholder (the “Securities Purchase Agreement”). This number is calculated for this purpose using the greater of (A) the highest required minimum reserve under the Securities Purchase Agreement from the date of the first tranche closing to the date the registration statement of which this prospectus is a part is filed with the SEC, and (B) the floor price under the First Tranche Note. The shares of Common Stock covered by this prospectus will be issued in reliance on exemptions from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated thereunder. We are registering the shares of Common Stock to satisfy our obligations in connection with registration rights we have granted to the selling stockholder pursuant to the terms of a Registration Rights Agreement, dated as of December 28, 2023, by and between the Company and the selling stockholder (the “Registration Rights Agreement”).

In accordance with the terms outlined in the Security Purchase Agreement and First Tranche Note executed by the Company on December 28, 2023, the Company has commenced repayment of the convertible note. The first two installments totaling $250 and three accelerated installments totaling $375 were repaid on February 14, 2024 and March 02, 2024, through conversion by issuing 136,010 common stocks of the Company at an average conversion price of $1.93 per share and 205,077 common stocks of the Company at an average conversion price of $1.92 per share. As per the terms of the agreement, the Company retains the option to repay future installments either in cash or through conversion, with the conversion price determined by the lesser of the prevailing conversion price or 95% of the average of the three lowest daily VWAPs during the 20 trading days prior to the payment date.

As of January 30, 2024, management has identified a significant change in circumstances arising from the loss of a major customer within our wholly owned subsidiary, Devcool Inc. Historically, this customer has accounted for approximately 45% to 50% of the Company’s business. However, recent developments have led to a substantial reduction in transactions with the company.

Based on the impairment assessment, management determined that an impairment loss of $3,025 was necessary to reflect the reduced value of the customer relationship as at December 31, 2023, which reflects the impact of the loss of the major customer on the Company’s financial position and results of operations. This impairment loss, which is a non-recurring expense, has been recognized in the financial statements for the reporting period ending on that date.

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

We have carried out an evaluation, under the supervision and with the participation of our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2023.

Based on that evaluation, our management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the twelve months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 18, 2024.

Name	Age	Position
Dave Rosa	58	Chairman of the Board of Directors.
Anand Kumar(1)	49	Chief Executive Officer (Interim), Chief Revenue Officer
Thyagarajan Ramachandran	47	Chief Financial Officer
Shibu Kizhakevilayil	50	Head of M&A and Director
Ronald McClurg	63	Director
Jainal Bhuiyan	41	Director

(1)	Appointed as the Interim Chief Executive Officer of the Company, effective March 15, 2024.

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

Anand Kumar

Mr. Kumar has served as our Interim Chief Executive Officer since March 15, 2024, and has been working with the Company as the chief revenue officer since February 01, 2024. Mr. Kumar began his career at Elind in 1998 as Software Engineer, and has previously served as S.V.P. from 2010 to 2012 at Cross Identity, Inc., & Managing Director at Mycroft, Inc. from 2012-2013, prior to joining SecureKloud Technologies, Inc. in 2013. Mr. Kumar served as Sr. Vice President and Head of Cloud Solutions at Healthcare Triangle, Inc. from 2020, leading the development and launch of Cloud and Data Platform, and was subsequently promoted to Vice President, Sr. Vice President and Chief Revenue Officer within the Company. Mr. Kumar received his Bachelors in Computer Science in 1995, Masters in Computer Science from Moscow State University in 1997 and Masters in Business Administration from Illinois Tech in 2003, and is currently pursuing his Global C-Suite program at Wharton Business School. Mr. Kumar has more than 14 years of leadership and commercial experience and is recognized throughout the industry as a seasoned executive and leader with extensive experience in Cybersecurity, Cloud, Data and Artificial Intelligence.

We believe Mr. Kumar is well qualified to lead as CEO in the interim due to his prior management experience, subject matter and area expertise, and extensive association with the Company giving a thorough understanding of the working of the organization and its functions.

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

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of Four (4) members, three (3) of whom qualify as “independent” under the listing standards of Nasdaq.

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

Under such definition, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Ronald McClurg, Jainal Bhuiyan, and Dave Rosa are all independent directors of the Company.

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

Audit Committee

We have established an audit committee consisting of Ronald McClurg, Jainal Bhuiyan, Dave Rosa and Ronald McClurg is the Chairman of the audit committee. In addition, our Board has determined that Ronald McClurg is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Compensation Committee

We have established a compensation committee of the board of directors to consist of Dave Rosa, and Ronald McClurg each of whom is an independent director. Dave Rosa is the Chairman of the Compensation Committee. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Dave Rosa is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviews, approves and determines, or makes recommendations to our board of directors regarding, the compensation of our executive officers;

●	administers our equity compensation plans;

●	reviews and approves, or makes recommendations to our board of directors, regarding incentive compensation and equity compensation plans; and

●	establishes and reviews general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee consisting of, Ronald McClurg, and Jainal Bhuiyan is the Chairman of the Nominating and corporate governance committee. The committee’s duties, which are specified in our Nominating and Corporate Governance Committee Charter, include, but are not limited to:

●	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;

●	evaluating director performance on our board of directors and applicable committees of our board of directors and determining whether continued service on our board of directors is appropriate

●	evaluating nominations by stockholders of candidates for election to our board of directors; and

●	corporate governance matters

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, none of our directors, executive officers and Ten Percent Holders failed to comply with any Section 16(a) filing requirements during fiscal 2023.

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2023, and 2022 to our Chief Financial Officer, Head of Strategic Partnership and our Head of M&A. We refer to these individuals as our “named executive officers.”:

				Option
Name and Principal Position	Year	(Salary $)	(Bonus $)	Awards($)	Total ($)
Thyagarajan Ramachandran	2023	217,500	50,000	27,803	295,303
Chief Financial Officer	2022	121,035	—	24,282	145,317
Lakshmanan Kannappan	2023	198,000	10,000	8,484	216,484
Head of Strategic Partnership	2022	198,000		2,008	200,008
Shibu Kizhakevilayil	2023	229,884		8,484	238,368
Head of M&A	2022	229,884	25,000	2,008	256,892

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023.

		Number of Securities	Number of Securities
		Underlying	Underlying
		Unexercised Options	Unexercised Options	Option Exercise	Option Expiration
Name	Grant Date	(#) Exercisable	(#) Unexercisable	Price ($)	Date
Thyagarajan Ramachandran	01/01/2021	7,500	5,625	4.00	01/01/2031
Thyagarajan Ramachandran	11/09/2022	17,500	7,500	1.90	11/09/2027
Thyagarajan Ramachandran	03/20/2023	25,000	8,333	3.30	03/19/2028
Lakshmanan Kannappan	12/31/2021	5,000	3,750	4.00	01/01/2031
Lakshmanan Kannappan	03/20/2023	15,000	7,500	3.30	03/19/2028
Shibu Kizhakevilayil	12/31/2021	5,000	3,750	4.00	01/01/2031
Shibu Kizhakevilayil	03/20/2023	15,000	7,500	3.30	03/19/2031

Director Compensation Table

The following table provides information concerning compensation paid to our directors during fiscal year ended December 31, 2023.

	Fee Earned / Paid
Name	in Cash $	Options	Others	Total $
Dave Rosa	92,633	69,800	—	162,433
Mohammad Jainal Bhuiyan	36,997	19,700	—	56,697
Ronald McClurg	47,047	19,700	—	66,747

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 18, 2024 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws.

The information contained in this table is as of March 18, 2024. At that date, 4,649,909 shares of our common stock were outstanding.

		Number of Shares Beneficially Owned		Beneficial Ownership Percentages
Name and Address of Beneficial Owner (1)	Title	Common Stock	Series A Super Voting Preferred Stock(2)	Percent of Common Stock	Percent of Series A Super Voting Preferred Stock	Percent of Voting Stock (3)
Officers and Directors
Anand Kumar	Chief Executive Officer (Interim)	21,692	0.5%			0.2%
Thyagarajan Ramachandran	Chief Financial Officer	45,281	—	1.0%	—	0.4%
Shibu Kizhakevilayil	Head of M&A	31,777	—	0.7%	—	0.3%
Ronald McClurg	Director	—	—	*	—	*
Jainal Bhuiyan	Director	—	—	*	—	*
Dave Rosa	Director	—	—	*	—	*
Officers and Directors as a Group (total of 2 persons) 5% Stockholders		108,835	—	2.5%	N/A	1.0%
SecureKloud Technologies, Inc.(4)		2,550,000	—	59.2%	N/A	24.7%

*	Less than 1%.

(1)	The principal address of the named officers, directors and 5% stockholders of the Company is c/o Healthcare Triangle, Inc., 7901 Stoneridge Drive, Suite # 220, Pleasanton, CA 94588.

(2)	SecureKloud Technologies, Inc. is 60.7% owned by SecureKloud Technologies Limited which is a publicly traded company in India.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

We have engaged in the following related party transactions with the Parent.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with its Parent. As per the Master Services Agreement, parent provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months which is extendable based on mutual consent. The Parent charges for the services at cost. The Company received services amounting to $5,445 and $14,063 for the year ended December 31, 2023, and 2022 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the cost incurred by the Parent on behalf of the Company are settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $377 and $197 for the year ended December 31, 2023, and 2022 respectively. The Company has paid for these services during the year.

The Company does not have any signed lease agreement in its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $235 and $180 for the year ended December 31, 2023, and 2022 respectively.

The Company has made $42 of sales to related parties for the year ended December 31, 2022, and $ 479 for the year ended December 31, 2021.

The Company has acquired intangibles of $0 from related parties for the year ended December 31, 2023, and $ 3,279 for the year ended December 31, 2022.

The Company had entered into a Master Services Agreement with its Ultimate Parent during the current year. As per the Master Services Agreement, the Ultimate Parent provides administrative and technical services. The initial period of the agreement is for a period of three years which is extendable based on mutual consent. The Company received services amounting to $650 and $0 for the year ended December 31, 2023, and 2022 respectively. The Company has paid for these services during the year and there is no outstanding balance as at the year end.

The balance receivable from related parties as of December 31, 2023, was $304 and for the year ended December 31, 2022 was $1,075. The amount represents advance payment towards project related services.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The table below presents the aggregate fees billed for professional services rendered by BF Borgers CPA PC(“Borgers”) for the years ended December 31, 2023 and 2022.

	2023	2022
Audit fees	$285,000	$165,875
Administrative fees	$28,500	$-
All other fees	-
Total fees	$313,500	$165,875

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Administrative fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with regulatory filings or engagements. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b)	Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.4	Series A Super Voting Preferred Stock Certificate of Designation(incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.5	Series A Super Voting Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
4.1	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
4.2	Form of Senior Secured 15% Original Issue Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
4.4*	Description of Securities
10.1	Asset Transfer Agreement, dated January 1, 2020 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.2	Equity Purchase Agreement, dated May 8, 2020 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.3	Form of 10% Convertible Promissory Note issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.4	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.5	The Company’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.6	Form of Grant (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.7	Master Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
10.8	Shared Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
10.9	Rental Sublease Agreement dated January 1, 2023 between SecureKloud Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
10.10	IT Master Services Agreement effective as of May 1, 2017 between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.11	Form of Statement of Work under Master Services Agreement between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.12	Form of Common Stock Purchase Warrant to be issued to the Placement Agent for the Note and Warrant Private Offering (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.13	Share Purchase Agreement, dated December 10, 2021, among Healthcare Triangle, Inc., Devcool, Inc., Go To Assistance Inc., and Mr. Sandeep Deokule (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 14, 2021)

10.14	Promissory Note, dated December 10, 2021 made to Go To Assistance Inc. (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on December 14, 2021)
10.15	Consulting Agreement dated December 10, 2021 between the Company and Sandeep Deokule (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on December 14, 2021)
10.16	Form of Securities Purchase Agreement, dated as of April 05, 2023, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April 6, 2023)
10.17	Employment Agreement, dated April 01, 2023 by and between the Company and Thyagarajan Ramachandran (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on April 6, 2023)
10.18	Board Agreement, dated as of July 13, 2023, by and between the Company and Dave Rosa. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on July 14, 2023)
10.19	Form of Securities Purchase Agreement, dated as of December 28, 2023, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.20	Form of Registration Rights Agreement, dated as of December 28, 2023, by and between the Company and the Investor (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.21	Security Agreement, dated as of December 28, 2023, by and between the Company, Devcool, and the Investor (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.22	Pledge Agreement, dated as of December 28, 2023, by and between the Company and the Investor (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.23	Subsidiary Guarantee, dated as of December 28, 2023, by and between the Company, Devcool, and the Investor (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.24	Intercreditor Agreement, dated as of December 28, 2023, by and between Seacoast National Bank and the Investor (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Healthcare Triangle, Inc. Clawback Policy, effective November 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 29, 2023)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Triangle, Inc.

Date: March 18, 2024	By:	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2024.

Signature	Title

/s/ Dave Rosa	Chairman of the Board and Director
Dave Rosa

/s/ Anand Kumar	Chief Executive Officer (Interim) (principal executive officer)
Anand Kumar

/s/ Thyagarajan Ramachandran	Chief Financial Officer (principal financial and accounting officer)
Thyagarajan Ramachandran

/s/ Shibu Kizhakevilayil	Head of M&A and Director
Shibu Kizhakevilayil

/s/ Ronald McClurg	Director
Ronald McClurg

/s/ Jainal Bhuiyan	Director
Jainal Bhuiyan