Form 10-Q
period 2024-03-31
Healthcare Triangle, Inc.
filed 2024-05-20
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐  No ☒

As of May 20, 2024, 5,616,781 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words “believe,” “may,” “will,” “potentially,” “plan,” “could,” “should,” “predict,” “ongoing,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “seek,” or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading “Risk Factors” and in our publicly available filings and press releases. These statements include, among other things, those regarding:

●	our ability to continue to add new customers and increase sales to our existing customers;

●	our ability to develop new solutions and bring them to market in a timely manner;

●	our ability to timely and effectively scale and adapt our existing solutions;

●	our dependence on establishing and maintaining a strong brand;

●	the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;

●	system failures or capacity constraints;

●	the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;

●	our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in technology and development, marketing and advertising, general and administrative and customer care expenses, and our ability to achieve and maintain future profitability;

●	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers’ lifetime spend;

●	our ability to provide high quality customer care;

●	the effects of increased competition in our markets and our ability to compete effectively;

●	our ability to grow internationally;

●	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

●	our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;

●	our ability to maintain our relationships with our partners;

●	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

●	our ability to maintain, protect and enhance our intellectual property;

●	our ability to maintain or improve our market share;

●	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

ii

●	beliefs and objectives for future operations;

●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

●	economic and industry trends or trend analysis;

●	our ability to attract and retain qualified employees and key personnel;

●	anticipated income tax rates, tax estimates and tax standards;

●	interest rate changes;

●	the future trading prices of our common stock;

●	our expectations regarding the outcome of any regulatory investigation or litigation;

●	the amount and timing of future repurchases of our common stock under any share repurchase program;

●	the potential impact of shareholder activism on our business and operations;

●	the length and severity of the coronavirus (COVID-19) pandemic and its impact on our business, customers and employees; as well as other statements regarding our future operations, financial condition, growth prospects and business strategies.

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

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial statements

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$301	$1,234
Accounts receivable	2,095	3,236
Other current assets	773	1,259
Total current assets	3,169	5,729
Property and equipment, net	33	44
Intangible assets, net	3,637	3,972
Due from affiliates	33	304
Total assets	$6,872	$10,049

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,013	$1,953
Warrant liability	1,144	954
Short term borrowing	1,795	3,429
Other current liabilities	1,043	1,787
Total current liabilities	5,995	8,123

Long-term liabilities
Contingent consideration	500	500
Convertible Notes	888	888
Total current and long-term liabilities	7,383	9,511

Stockholders’ equity (deficit)
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	0	0
Common stock, par value $0.00001; 100,000,000 authorized 4,726,217 and 4,308,822 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	0	0
Additional paid-in capital	26,256	25,443
Retained earnings/(deficit)	(26,767)	(24,905)
Total stockholders’ equity (deficit)	(511)	538
Total liabilities and stockholders’ equity (deficit)	$6,872	$10,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net revenue	$4,109	$9,838

Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,095	8,245

Operating expenses
Research and development	127	539
Sales and Marketing	883	1,761
General and Administrative	1,176	1,628
Depreciation and amortization	536	874
Total operating expenses	2,722	4,802
Loss from operation	(1,708)	(3,209)
Other income	—	12
Interest expense	(149)	(62)
Loss before income tax	(1,857)	(3,259)
Provision for Income tax	(5)	(19)
Net loss	$(1,862)	$(3,278)
Net loss per common share—basic and diluted	(0.42)	(0.79)
Weighted average shares outstanding used in per common share computations:
Basic and diluted	4,455,245	4,173,286

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred stock			Common stock			Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount		Shares	Amount		capital	deficit	(deficit)
							(In thousands)
Three Months Ended March 31, 2024
Balance at December 31, 2023	6,000			4,308,822		$—	$25,443	$(24,905)	$538
Net loss								(1,862)	(1,862)
Preferential issue				417,395			787		787
Issue of stock options (ISO/NSO)							26		26
Shares issued for services
Adjustment
Balance at March 31, 2024	6,000	$		4,726,217		$—	$26,256	$(26,767)	$(511)

Three Months Ended March 31, 2023
Balance at December 31, 2022	6,000	$		4,170,953	$		$24,956	$(12,568)	$12,388
Net loss								(3,278)	(3,278)
Preferential issue
Issue of stock options (ISO/NSO)							142		142
Shares issued for services				15,000			51		51
Adjustment
Balance at March 31, 2023	6,000		$—	4,185,953	$		$25,149	$(15,846)	$9,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(1,862)	$(3,278)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	11	17
Amortization	335	857
Warrant liability	190
Common stock issued for services	—	51
Amortization of debt discount	36	—
Stock compensation expenses	26	142
Changes in operating assets and liabilities:
(Increase)/ decrease in:
Accounts receivable	1,141	80
Other current assets	486	155
Due from related party	271	(276)
Increase/ (decrease) in:
Accounts payable and accrued expenses	60	(174)
Other current liabilities	(744)	823
Payment of lease liability
Net cash provided by/ (used in) operating activities	(50)	(1,603)
Cash flows from investing activities
(Purchase)/sale of property and equipment	—	(4)
Increase in intangible assets
Net cash provided by/ (used in) investing activities	—	(4)
Cash flows from financing activities
Increase/(decrease) in short term borrowing	(883)	533
Repurchases of common stock
Increase in additional paid-up capital	—
Net cash provided by/ (used in) financing activities	(883)	533

Net increase (decrease) in cash and cash equivalents	(933)	(1,074)
Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	$1,234	$1,341
Cash and cash equivalents at the end of the period	$301	$267

Non-cash investing and financing activities
Conversion of debt into common stock	787	—

Supplementary disclosure of cash flows information
Interest	149	62
Income taxes	5	19

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

Company concentrates on accelerating value to the three healthcare sectors:

1.	Pharmaceutical companies, which require improved efficiencies in the clinical trial process. Company modernizes their IT infrastructure to advance the clinical trial process to drug discovery and delivery.

2.	Hospitals and health systems, which face interoperability challenges as mergers, acquisitions and partnerships drive increasing need for integrated healthcare infrastructures. Company’s health IT expertise optimizes providers’ enterprise digital structure needs connecting disparate systems and applying analytics capabilities.

3.	Life sciences, payers and all healthcare organizations must protect and secure personal health information (PHI), a regulatory compliance mandate that Company addresses and manages for its customers.

As an organization with the deep-rooted cloud expertise, Company’s technology significantly relies on Big Data, Analytics, DevOps, Security/Compliance, Identity Access Management (IAM), Machine Learning (ML), Artificial Intelligence (AI), Internet of Things (IoT) and Blockchain.

Devcool Inc

Devcool Inc (“the Company”) was incorporated under the laws of the State of California on September 25, 2016. The Company solves complex technology problems and delivers innovation to healthcare industry. The Company has successfully implemented projects for top Healthcare insurance companies and hospitals across United States of America. On December 10, 2021, Healthcare Triangle, Inc (the “Company”) entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Devcool, Inc., a California corporation (“Devcool”), Go To Assistance Inc., a California corporation (“Seller”), and Mr. Sandeep Deokule, current Chief Executive Officer of Devcool (“SD”). Pursuant to the Share Purchase Agreement, the Company will acquire 5,000,000 shares of Devcool’s Class B Common Stock, par value $0.00001, which represents all of the issued and outstanding capital stock of Devcool (the “Acquisition”). The closing of the Acquisition occurred on December 10, 2021 (the “Closing Date”). The Company exercised control by virtue of taking over the operations from November 01, 2021 (effective date) and the financials have been consolidated from this date.

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operating losses raise substantial doubt about its ability to continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company entered into an ATM Sales Agreement (“ATM Agreement”) with Dawson James Securities, Inc. (the “DJ ATM”) pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-276382), which was declared effective by the U.S. Securities and Exchange Commission on January 31, 2024. Pursuant to the ATM Agreement, the Company sells newly issued shares into the trading market through our designated sales agent at prevailing market prices. As of the date of this Plan, the Company has sold $956,000 of shares through the DJ ATM. The Company currently has $1,444,000 of capacity under the DJ ATM and, market conditions permitting, plans to sell off its entire capacity within the next few months and then amend the DJ ATM to increase capacity enabled by additional shares included in the public float from the prior ATM sales. The Company projects this increased capacity could be approximately $500,000.

The Company and an institutional investor, (“Investor”), entered into a securities purchase agreement on December 28, 2023 to issue to the Investor senior secured 15% original issue discount convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $5,200,000 which will result in gross proceeds to the Company in the amount of up to $4,420,000 due to the original issue discount, and warrants (the “Warrants”). Further to the first tranche therein, the Company issued a Note to the Investor in the principal amount of $2,000,000, of which the Company has repaid an amount equal to $1,181,250, vide issuance of its registered Common Stock to the amount of 749,004 shares of common stock leading to an increase in stockholder equity to the tune of $1,181,250. The Company anticipates repaying the entire obligations under its first tranche by or before December 31, 2024; and is also currently anticipating drawing down on additional tranches pursuant to which the Company will sell, and Investor will purchase $1,181,250 of the Company’s registered Common Stock. The Company expects that this transaction will positively impact stockholders’ equity by Q4 2024.

The Parent Company, SecureKloud Technologies, Inc, is willing to invest $5 million additional equity through FY24 to support the Company's working capital and investment requirements.

3) Summary of Significant Accounting Policies

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2023 condensed consolidated balance sheet data included herein was derived from unaudited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2024, the results of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the unaudited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with GAAP which requires us to make estimates, judgments and assumptions that affect the financial statements and the notes thereto. These estimates are based on information available as of the date of the financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:

●	the standalone selling price for each distinct performance obligation

●	the determination of the period of benefit for amortization of deferred costs.

●	the fair value of assets acquired, and liabilities assumed for business combinations.

●	Share based compensation including warrants

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

Schedule of operating segment

	Three months Ended March 31,		Changes
	(In thousands)
	2024	2023	Amount	%
Software services	$2,025	3,041	(1,016)	(33)%
Managed services and support	1,996	6,458	(4,462)	(69)%
Platform services	88	339	(251)	(74)%
Revenue	$4,109	$9,838	$(5,729)	(58)%

Operating profit by Operating Segment

	Three months Ended March 31,		Changes
	(In thousands)
	2024	2023	Amount	%
Software services	$(601)	$(1,135)	$534	(47)%
Managed services and support	582	552	30	5%
Platform services	(96)	(463)	367	(79)%
Total segment operating (loss) profit	(115)	(1,046)	931	(89)%
Less: unallocated costs	1,593	2,163	(570)	(26)%
Income (loss) from operations	(1,708)	(3,209)	1,501	(47)%
Other income		12	(12)	(100)%
Interest expense	(149)	(62)	(87)	140%
Net income (loss) before income tax expenses	$(1,857)	$(3,259)	$1,402	(43)%

Revenue from top 5 customers

Three Months Ended March 31, 2024

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$807	20%
Customer 2	720	18%
Customer 3	490	12%
Customer 4	476	12%
Customer 5	$332	8%

Three Months Ended March 31, 2023

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$4,930	50%
Customer 2	920	9%
Customer 3	859	9%
Customer 4	792	8%
Customer 5	$388	4%

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The beginning and ending contract balances were as follows:

Schedule of receivables and contract liabilities

	March 31, 2024	December 31, 2023
	(In thousands)
Accounts Receivable	2,095	3,236

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon the management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the quarter ended March 31, 2024, the Company did not provide an allowance for uncollectible accounts and year ended December 31, 2023, the Company provided an allowance for uncollectible accounts of $222. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

The Company performs its annual goodwill impairment test on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. The company fully impaired goodwill in Q4 FY 2023 due to the loss of a major customer.

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

Schedule of balance sheet

	March 31, 2024
	Fair Value Measured Using
	(In thousands)
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant Liabilities			$1,144	$1,144
Acquisition-related contingent consideration	—	—	$500	$500

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

The Company adopted the “2020 Stock Incentive Plan” (Plan). The Company has reserved 861,764 shares of the Company’s Common stock.

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

Advertising Costs

The Company expenses advertising cost as incurred. Marketing and advertising expenses for the quarters ended March 31, 2024, and March 31, 2023, were $268 and $214 respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended March 31, 2024 and 2023 revenue from the top five customers accounted for approximately 70% and 80% of total revenue respectively. For the quarter ended March 31, 2024 and year ended December 31, 2023 accounts receivable from five major customers accounted for approximately 63% and 78% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through March 31, 2024) per institution.

As of March 31, 2024 and December 31, 2023, the Company had $5 and $667 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

4) Property and Equipment

Property and equipment consisted of the following:

Schedule of property and equipment

	March 31, 2024	December 31, 2023
	(In thousands)
Furniture and equipment	$132	$132
Less: Accumulated depreciation	(99)	(88)
Net fixed assets	$33	$44

Depreciation expenses for the quarter ended March 31, 2024 and March 31, 2023 were $11 and $17 respectively.

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

Intangible assets consist of the following:

Schedule of intangible assets

	March 31, 2024				December 31, 2023
	Weighted average Remaining Useful life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)				(In thousands)
Customer relationships	0	$8,081	$8,081	$—	$8,081	$8,081	$—
Intellectual property	2.76	7,329	3,692	3,637	7,329	3,357	3,972
Product development	0	477	477	—	477	477	—
Total intangible assets		$15,887	$12,250	$3,637	$15,887	$11,915	$3,972

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Amortization expense for the quarter ended March 31,2024 and March 31,2023 were $335 and $857 respectively. This amortization expense relates to capitalized software expenses, intellectual property, and customer lists.

Schedule of intangibles asset useful life

Nature of Intangibles	Useful Life
Customer relationships	5 years
Intellectual property	5 years
Product development	5 years

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next four years are as follows:

Schedule of amortization expense

March 31, 2024
2024	$1,008
2025	1,344
2026	1,285
2027	—
Total	$3,637

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

Securekloud Technologies Inc owns 53.95% of Healthcare Triangle Inc as of March 31, 2024.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with its parent. As per the Master Services Agreement, parent provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. The parent charges for the services at cost. The Company received services amounting to $813 and $3,177 for the quarter ended March 31, 2024, and 2023 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the cost incurred by the parent on behalf of the Company are settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $52 and $146 for the quarter ended March 31, 2024, and 2023 respectively. The Company has paid for these services during the year.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $33 and $67 for the quarter ended March 31, 2024, and 2023 respectively.

The Company has earned $13 from sale to related parties for the quarter ended March 31, 2024, and $12 for the quarter ended March 31, 2023.

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

Presented below is the summary of the foregoing acquisitions

Allocation of purchase price

Schedule of allocation of purchase price

Asset Component	Amount
Intangible assets	$6,018
Goodwill	1,289
Working capital	—
Current assets
Cash	970
Accounts receivables	3,142
Other current assets
Other Current Assets	11,419
Current liabilities
Accounts payable;	758
Short term borrowing	2,209
Other current liabilities	679
Current liabilities	3,646
Net working capital acquired	7,773
Total purchase price	$7,773

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

8) Debt Securities

A. Convertible Notes

In accordance with the terms outlined in the Security Purchase Agreement and First Tranche Note executed by the Company on December 28, 2023, the Company has commenced repayment of the convertible note. During the quarter ended March 31, 2024, the company issued 417,395 shares at an average price of $1.89 and repaid convertible promissory note value of $787. The convertible note balance outstanding as of March 31, 2024, is $1,250; $888 reported under convertible notes and $362 under short term borrowings.

Convertible note	3/31/2024	12/31/2023
Short term borrowing	$362	$1,112
Long-term liabilities	$888	$888
Total Outstanding Debt	$1,250	$2,000

Date of Conversion	Loan	Interest	Repayment	Conversion Price	Issued Stocks
2/14/2024	$125,000	$6,250	$131,250	1.93	68,005
2/14/2024	$125,000	$6,250	$131,250	1.93	68,005
3/1/2024	$125,000	$6,250	$131,250	1.92	68,359
3/1/2024	$125,000	$6,250	$131,250	1.92	68,359
3/1/2024	$125,000	$6,250	$131,250	1.92	68,359
3/19/2024	$125,000	$6,250	$131,250	1.72	76,306
Total	$750,000	$37,500	$787,500	1.89	417,395

B. Common Stock Warrants

The Company has issued warrants which entitles the holder thereof to purchase a number of shares of our common stock with such warrant. The warrants are convertible into common stock at a price equal to $7.99 per share.

The warrants are subject to certain customary adjustments in the event of stock dividends and splits, issuance of options, subsequent rights offerings, and pro rata distributions.

As of March 31, 2024, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants.

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

Schedule of common stock warrants

Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding on January 1, 2024	967,256	$7.99	4.07	3,785
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding on March 31, 2024	967,256	$7.99	3.82	3,785
Exercisable on March 31, 2024	231,290	$7.99	3.82	1,144

The following table summarizes the activities for our unvested warrants for the quarter ended March 31, 2024

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Schedule of unvested warrants

	Number of Warrants	Weighted average Grant Date Fair Value Per warrant
Unvested on January 1, 2024	784,329	$3.91
Granted	—
Vested	(48,363)	$3.91
Forfeited	—
Unvested on March 31, 2024	735,966	$3.91

The Company has recognized cost of $190 for the quarter ended March 31, 2024, and $159 for the quarter ended March 31, 2023.

C. Warrant Liability

The Company has allocated the proceeds from convertible note between promissory notes and warrants; as of March 31, 2024, the Company has reported a Warrant liability of $1,144 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Schedule of fair value of warrant liabilities

Fair value assumptions	March 31, 2024
Estimated fair value of common stock warrant	$3.91
Exercise price	$7.99
Expected volatility	45%-52%
Expected terms (in years)	5
Risk-free interest rate	4.60%-5.46%
Dividend yield	0%

C. Short Term borrowing

The Company has obtained a credit facility from Seacoast business funding (SBF) a division of Seacoast National Bank. The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of March 31, 2024, is $1,296 and $2,317 for the period ended December 31, 2023.

Short term borrowing	3/31/2024	12/31/2023
Seacoast business funding (SBF)	$1,295	$2,317
Bill.com	$138	-
Convertible note	$362	$1,112
Total short term borrowing	$1,795	$3,429

9) Provision for Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management evaluates all available evidence about future taxable income and other possible sources of realization of deferred tax assets. A valuation allowance is established to reduce De tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. To the extent the Company establishes a valuation allowance or increased the allowance in any given period, an expense is recognized within the provision for income taxes in the statement of income.

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The components of the Company’s net deferred tax assets as of March 31, 2024 and December 31, 2023, were as follows (in thousands):

Schedule of deferred tax assets

	March 31, 2024	December 31, 2023
Deferred tax assets:
Net Operating loss carry forward	$3,635	$3,322
Stock-based compensation	(7)	(18)
Warrants	(51)	(172)
Total deferred tax asset	3,577	3,132
Less: Valuation allowance	$(3,577)	$(3,132)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

Income tax expense (benefit) was computed as follows:

Schedule of income tax expense benefit

	March 31, 2024	March 31, 2023
Federal income tax	$—	$—
State income tax	5	19
Total income taxes, current provision	5	19
Deferred Income taxes (benefit)	—	—
Total Income expenses (benefit)	$5	$19

The Company’s effective tax rate is 0% for the quarter ended March 31, 2024 and 0% and for the quarter ended March 31, 2023 The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

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

10) New Accounting Pronouncements

i) ASU 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. The adoption of these standards will not have any material impact on its consolidated financial statements.

(ii) ASU 2021-10—Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The adoption of these standards will not have any material impact on its consolidated financial statements.

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

12) Share Based Compensation

We estimate the fair value of our stock options using the Black-Scholes option pricing model. This requires the input of subjective assumptions, including the fair value of our underlying common stock, the expected term of stock options, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock, the most critical of which, prior to our IPO, was the estimated fair value of common stock. The assumptions used in our option pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. The resulting fair value, net of actual forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.

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

A summary of option activity under the employee share option plan as of March 31, 2024, and changes during the year then period is presented below.

Schedule of stock option activity

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance available under the plan as at January 1, 2024	538,265	—	—	—	538,265
Granted	(20,000)	1.78			(20,000)
Incentive Stock Options (ISO)
Non-Qualified Stock Options (NSO)			—	—
Cancelled/expired/exercised	17,110	—	—	—	17,110
Balance available under the plan as of March 31, 2024	535,375	—	—	—	535,375

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The following table summarizes the activities for our unvested options for the quarter ended March 31, 2024.

Schedule of unvested options

	Number of options	Fair value of options	Weighted average grant date fair value per option
Unvested on January 1, 2024	46,928	105	2.24
Granted	—		—
Vested	31,496	26	0.80
Forfeited	(3,000)	(11)	3.50
Unvested on March 31, 2024	75,424	120	1.59

The weighted-average grant date fair value of options granted during the quarter ended March 31, 2024 was $0 and $3.6 during the quarter ended March 31, 2023. The total fair value of the vested options as of March 31, 2024, and March 31, 2023, were $576 and $454 respectively.

As of March 31, 2024, there was $120 of unrecognized share-based compensation expense related to unvested options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years based on vesting under the award service conditions.

Schedule of assumptions

Fair value assumptions	2024	2023
Expected volatility	45%-52%	45%-52%
Expected terms (in years)	4	4
Risk-free interest rate	4.60%-5.46%	4.60%-5.46%
Dividend yield	0%	0%

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

The Company’s unvested restricted stock awards are considered participating securities under FASB Codification topic, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a “participating security,” the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equally net income less net income attributable to participating securities. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The company has 231,290 warrants that are exercisable at weighted average price of $7.99 on March 31, 2024, and 91,463 warrants that are exercisable at weighted average price of $10.66 at March 31, 2023.

The company has 206,726 employee stock options that are vested and exercisable on March 31, 2024.

Schedule of earning per share

	Three Months Ended March 31,
	2024	2023
Net income attributable to common stockholders	$(1,862)	$(3,278)
Weighted average shares outstanding used in basic per common share computations	4,455,245	4,173,286
Basic /Diluted EPS	$(0.42)	$(0.79)

14) Subsequent Events

The following subsequent events have occurred.

During the periods April 04, 2024, to May 06, 2024, a total of 559,030 shares were distributed under at-the-market offering, at a weighted average price of $1.71.

Under the Security Purchase Agreement, the 7th installment totaling $125,000 and the 8th and 9th accelerated installments totaling $250,000 were repaid on April 23, 2024, and May 09, 2024, through conversion by issuing 103,346 common stocks of the Company at an average conversion price of $1.27 per share and 228,261 common stocks of the Company at an average conversion price of $1.15 per share respectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto, and the consolidated financial statements and the related notes thereto all included elsewhere in this prospectus. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward looking statements as a result of various factors, including those discussed below and elsewhere in this report, and in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” contained in the Company’s final prospectus for its initial public offering filed with the Securities and Exchange Commission (“SEC”).

Overview

Healthcare Triangle, Inc. (the “Company”) is a leading healthcare information technology company focused on advancing innovative, industry-transforming solutions in the areas of cloud services, data science, professional and managed services for the Healthcare and Life Sciences industry.

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its Life Sciences business to us. As of March 31, 2024, we had a total of 23 full time employees, 125 sub-contractors, including 95 certified cloud engineers, 23 Epic Certified EHR experts and 23 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the quarter ended March 31, 2024, we generated revenues of approximately $4.1 million compared to revenue of $9.8 million for the quarter ended March 31, 2023 which represents a decrease of $5.7 million or 58% compared to the previous year.

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

There has been no major impact on account of COVID19 during the quarter ended March 31, 2024.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended March 31,
	2024	% Sales	2023	% Sales
	(In thousands)		(In thousands)
Revenue	$4,109	100%	$9,838	100%
Cost of Revenue (exclusive of depreciation /amortization)	3,095	75%	8,245	84%
Research and Development	127	3%	539	5%
Sales and Marketing	883	21%	1,761	18%
General and Administrative	1,176	29%	1,628	17%
Depreciation and Amortization	536	13%	874	9%
Other Income	—	0%	12	0%
Interest expense	149	4%	62	1%
Income tax	5	0%	19	0%
Net income (loss)	$(1,862)	(45)%	$(3,278)	(33)%

Three Months Ended March 31, 2024 and March 31, 2023.

Revenue from operations

	Three Months Ended March 31,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Revenue	$4,109	$9,838	$(5,729)	(58)%

Revenue decreased by $5.7 million, or 58% to $4.1 million for the quarter ended March 31, 2024, as compared to $9,8 million for the quarter ended March 31, 2023. Revenue from Software Services , Managed Services and support and Platform services have reduced resulting in net decrease in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as cloud hosting, and cloud disaster recovery requires continuous monitoring.

Our top 5 customers accounted for 70% of the revenue in quarter ended March 31, 2024, and 80% during quarter ended March 31, 2023, respectively.

The following table has the breakdown of our revenues for the quarter ended March 31, 2024, and 2023 for each of our top 5 customers. Two of the top 5 customers in 2024 are not the same for 2023.

Top Five Customers Revenue for three months ended Mach 31 2024 and 2023.

2024

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$807	20%
Customer 2	720	18%
Customer 3	490	12%
Customer 4	476	12%
Customer 5	$332	8%

2023

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$4,930	50%
Customer 2	920	9%
Customer 3	859	9%
Customer 4	792	8%
Customer 5	$388	4%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended March 31,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Software services	$787	$4,440	$(3,653)	(82%)
Managed services and support	20	490	(470)	(96%)
Platform services	—	—	—	—
Total Revenue	$807	$4,930	$(4,122)	(84%)

Revenue from Customer 1 decreased by $4.1 million, or 84% to $0.8 million for the quarter ended March 31, 2024, as compared to $4.9 million for the quarter ended March 31, 2023. Software services revenue decreased by $3.6 million or 82% to $0.79 million for the quarter ended March 31, 2024, as compared to $4.4 million for the quarter ended March 31, 2023. Managed Services and Support revenue decreased by $0.47 million, or 96% to $0.02 million for the quarter ended March 31, 2024, as compared to $0.49 million for the quarter ended March 31, 2023. There was a revenue reduction of $4.1 million due to the termination of the Supplier Master Services Agreement with Customer 1, effective February 4, 2024.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended March 31,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Cost of revenue (exclusive of depreciation/amortization)	$3,095	$8,245	$(5,150)	(62%)

Cost of revenue, excluding depreciation and amortization decreased by $5.1 million, or 62%, to $3.1 million for the quarter ended March 31, 2024, as compared to $8.2 million for the quarter ended March 31, 2023.

Research and Development

	Three Months Ended March 31,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Research and development	$127	$539	$(412)	(76)%

Research and development expenses decreased by $0.4 million, or 76% to $0.1 million for the quarter ended March 31, 2024, as compared to $0.5 million for the quarter ended March 31, 2023. The costs have come down since all our platforms have been developed and are available in the market.

Sales and Marketing

	Three Months Ended March 31,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Sales and marketing	$883	$1,761	$(878)	(50)%

Sales and marketing expenses decreased by $0.9 million, or 50% to $0.88 million for the quarter ended Mach 31, 2024, as compared to $1.7 million for the quarter ended March 31, 2023. The reduction is due to (i) Rationalization of sales and marketing resources (ii) Lower commission due to lower revenue.

General and Administrative

	Three Months Ended March 31,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
General and administrative	$1,176	$1,628	$(452)	(28)%

General and administrative expenses decreased by $0.4 million, or 28% to $1.2 million for the quarter ended March 31, 2024, as compared to $1.6 million for the quarter ended March 31, 2023. The decrease is due to reduction in manpower costs and D&O Insurance.

Depreciation and amortization

	Three Months Ended March 31,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$536	$874	$(338)	(39)%

Depreciation and amortization expenses decreased by $0.3 million, or 39% to $0.5 million for the quarter ended March 31, 2024, as compared to $0.8 million for the quarter ended March 31, 2023. The decrease is due to accelerated write-off of intangibles in Q4FY23.

Interest expense

	Three Months Ended March 31,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Interest expense	$149	$62	$87	140%

Interest expenses increased by $0.08 million, or 140% to $0.15 million for the quarter ended March 31, 2024, as compared to $0.06 million for the quarter ended March 31, 2023. Interest expense increased in the quarter due to L1 convertible notes.

Provision for Income Taxes

	Three Months Ended March 31,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Income taxes	$5	$19	$(14)	(74)%

Income tax expenses decreased by $0.01 million, or 74% to $0.005 million for the quarter ended March 31, 2024, as compared to $0.19 million for the quarter ended March 31, 2023.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We manage and report our business under three operating segments which are Software services, Managed services and support and Platform services.

	Three Months Ended March 31,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Software services	$2,025	3,041	(1,016)	(33)%
Managed services and Support	1,996	6,458	(4,462)	(69)%
Platform services	88	339	(251)	(74)%
Revenue	$4,109	$9,838	$(5,729)	(58)%

Revenue from Software services $1.0 million, or 33% to $2.0 million for the quarter ended March 31, 2024, as compared to $3.0 million for the quarter ended March 31, 2023. Revenue from Managed services and support decreased by $4.4 million, or 69% to $1.9 million for the quarter ended March 31, 2024, as compared to $6.5 million for the quarter ended March 31, 2023. Revenue from Platform Services decreased by $0.25 million, or 74% to $0.08 million for the quarter ended March 31, 2024, as compared to $0.33 million for the quarter ended March 31, 2023.

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

Cost of Revenue

	Three Months Ended March 31,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Software services	$1,624	$5,493	$(3,869)	(70)%
Managed services and support	1,415	2,489	(1,074)	(43)%
Platform services	56	263	(207)	(79)%
Cost of revenue	$3,095	$8,245	$(5,150)	(62)%

Cost of revenue from Software services decreased by $3.9 million, or 70% to $1.6 million for the quarter ended March 31, 2024, as compared to $5.5 million for the quarter ended March 31, 2023. Cost of revenue from Managed services and support decreased by $1.0 million, or 43% to $1.4 million for the quarter ended March 31, 2024, as compared to $2.5 million for the quarter ended March 31, 2023. Cost of revenue from Platform services decreased by $0.2 million, or 79% to $0.058 million for the quarter ended March 31, 2024, as compared to $0.26 million for the quarter ended March 31, 2023.

Segment operating profits by reportable segment were as follows:

Operating profit by Operating Segment

	Three Months Ended March 31,		Changes
	(In thousands)
	2024	2023	Amount	%
Software services	$(601)	$(1,135)	$534	(47)%
Managed services and support	582	552	30	5%
Platform services	(96)	(463)	367	(79)%
Total segment operating (loss) profit	(115)	(1,046)	931	(89)%
Less: unallocated costs	1,593	2,163	(570)	(26)%
Income (loss) from operations	(1,708)	(3,209)	1,501	(47)%
Other income	—	12	(12)	(100)%
Interest expense	(149)	(62)	(87)	140)%
Net income (loss) before income tax expenses	$(1,857)	$(3,259)	$1,402	(43)%

Operating loss from Software services decreased by $0.5 million, or 47% to $0.5 million for the quarter ended March 31, 2024, as compared to operating loss of $1.1 million for the quarter ended March 31, 2023. Operating profit from Managed services and support decreased by $0.03 million, or 5% to $0.58 million for the quarter ended March 31, 2024, as compared to $0.55 million for the quarter ended March 31, 2023. Operating profit from Platform services increased by $0.4 million, or 79% to $0.09 million for the quarter ended March 31, 2024, as compared to a loss of $0.5 million for the quarter ended March 31, 2023.

Liquidity and Capital Resources

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company’s liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the three months ended March 31, 2024 financial statement is 0.5 compared to 0.7 for the financial year ended December 31, 2023.

The Company’s current debt equity ratio, based on the three months ended March 31, 2024, financial statement is (5.25), for the quarter ended March 31, 2024, compared to 8.02 for the quarter ended December 31, 2023.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

Sources of Liquidity

As of March 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $0.3 million. We believe that the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

	As of March 31, 2024	As of March 31, 2023
	(In thousands)
Cash and cash equivalents	$301	$267
Short-term investments	—	—
Total cash, cash equivalents and short-term investments	$301	$267

As of March 31, 2024, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $0.3 million.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	As of March 31, 2024	As of March 31, 2023
	(In thousands)
Cash flows used in operating activities	$(50)	$(1,603)
Cash flows used in investing activities	—	(4)
Cash flows provided by / (used in) financing activities	(833)	533
Net increase in cash and cash equivalents	$(933)	$(1,074)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024, was $(0.05) million compared to $(1.6) million for the three months ended March 31, 2023.

Investing Activities

Net cash used in investing activities was zero for the three months ended March 31, 2024, compared to $ (0.004) million for the three months ended March 31, 2023.

Financing Activities

Cash (outflow)/inflow from financing activities was ($0.9) million for the three months ended March 31, 2024, compared to $0.5 million for the three months ended March 31, 2023.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K , filed with the SEC on March 18, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.2s	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.4	Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.5	Series A Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
4.1	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.1	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.2	The Company’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.3	Form of Grant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
10.4	Master Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 28, 2023.)
10.5	Shared Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 28, 2023.)
10.6	Rental Sublease Agreement dated January 1, 2021 between SecureKloud Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 28, 2023.)
10.7	Offer letter dated January 1, 2020 between the Company and Anand Kumar (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021.)
10.8	IT Master Services Agreement effective as of May 1, 2017 between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021.)
10.9	Form of Statement of Work under Master Services Agreement between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 333-259180, initially filed on August 30, 2021.)
10.10	Form of Common Stock Purchase Warrant to be issued to the Placement Agent for the Note and Warrant Private Offering (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 333-259180, as amended and filed on September 27, 2021.)
10.11	Share Purchase Agreement, dated December 10, 2021, among Healthcare Triangle, Inc., Devcool, Inc., Go To Assistance Inc., and Mr. Sandeep Deokule. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2021.)
10.12	Convertible Promissory Note, dated December 10, 2021 made to Go To Assistance Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 8, 2022.)
10.13	Consulting Agreement dated December 10, 2021 between the Company and Sandeep Deokule (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 8, 2022.)
21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 8, 2022.)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRIANGLE, INC.

Date: May 20, 2024	/s/ Dave Rosa
Dave Rosa
Chairman of the Board and Director

Date: May 20, 2024	/s/ Anand Kumar
Anand Kumar
Interim-CEO
(Principal executive officer)

Date: May 20, 2024	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran
Chief Financial Officer (principal financial and accounting officer, and principal executive officer)