Form 10-Q
period 2024-06-30
Healthcare Triangle, Inc.
filed 2024-08-19
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐  No ☒

As of August 19, 2024, 5,666,781 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial statements

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$29	$1,234
Accounts receivable	2,005	3,236
Other current assets	299	824
Total current assets	2,333	5,294
Property and equipment, net	24	44
Intangible assets, net	3,301	3,972
Goodwill
Due from affiliates	363	304
Total assets	$6,021	$9,614

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,937	$1,953
Warrant Liability	1,333	954
Short term borrowing	1,726	3,429
Other current liabilities	1,171	1,787
Total current liabilities	6,167	8,123

Long-term liabilities
Contingent Consideration	500	500
Convertible Notes	-	453
Total current and long-term liabilities	6,667	9,076

Stockholders’ equity (deficit)
Preferred stock, par value $0.00001; 10,000,000 authorized	-	-
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	-	-
Common stock, par value $0.00001; 100,000,000 authorized 5,616,781 and 4,308,822 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	-	-
Additional paid-in capital	27,631	25,443
Retained earnings	(28,277)	(24,905)
Total stockholders’ equity (deficit)	(646)	538
Total liabilities and stockholders’ equity (deficit)	$6,021	$9,614

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Net revenue	$2,984	$8,526	$7,093	$18,364
Cost of revenue (exclusive of depreciation and amortization shown separately below)	2,086	6,579	5,181	14,824
Operating expenses
Research and development	207	102	334	641
Sales and Marketing	631	1,026	1,514	2,787
General and Administrative	904	1,612	2,080	3,240
Depreciation and amortization	534	802	1,070	1,676
Total operating expenses	2,276	3,542	4,998	8,344
Loss from operation	(1,378)	(1,595)	(3,087)	(4,804)
Other income	—	—	—	12
Interest expense	(131)	(186)	(280)	(248)
Loss before income tax	(1,509)	(1,781)	(3,366)	(5,040)
Provision for Income tax	(1)	(5)	(6)	(24)
Net loss	$(1,510)	$(1,786)	$(3,372)	$(5,064)
Net loss per common share—basic and diluted	(0.28)	(0.42)	(0.69)	(1.20)
Weighted average shares outstanding used in per common share computations:
Basic and diluted	5,316,376	4,273,142	4,885,810	4,229,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	earnings	(deficit)
					(In thousands)
Three Months Ended June 30, 2024
Balance at March 31, 2024	6,000	$-	4,726,217	$-	$26,256	$(26,767)	$(511)
Net Loss						$(1,510)	$(1,510)
Preferential Issue			558,955	$-	$956	-	$956
Issue of stock option (ISO/NSO)				$-	$25	-	$25
Conversion of Debt to Equity			331,609	$-	$394		$394
Balance at June 30, 2024	6,000	$-	5,616,781	$-	$27,631	$(28,277)	$(646)

Six Months Ended June 30, 2024 and 2023
Balance at December 31, 2023	6,000	$-	4,308,822	$-	$25,443	$(24,905)	$538
Issue of Options (ISO/NSO)					$51		$51
Preferential Issue			558,955	$-	$956		$956
Conversion of Debt to Equity			749,004	$-	$1,181		$1,181
Net loss	-	-	-	-	-	$(3,372)	$(3,372)
Balance at June 30, 2024	6,000	$-	5,616,781	-	27,631	(28,277)	(646)

Three Months Ended June 30, 2023
Balance at March 31, 2023	6,000	$-	4,185,940	$-	$25,149	$(15,846)	$9,303
Shares Issued for Services			15,000				-
Net Loss						(1,786)	$(1,786)
Issue of stock option (ISO/NSO)					35		$35
Preferential Issue			76,923		499		$499
Balance at June 30, 2023	6,000	$-	4,277,863	$-	$25,683	$(17,632)	$8,051

Six Months Ended June 30, 2023
Balance at December 31, 2022	6,000	$-	4,170,940	$-	$24,956	$(12,568)	$12,388
Issue of stock option (ISO/NSO)					177		$177
Preferential Issue			76,923	$-	499		$499
Shares issued for services			30,000	$-	51		$51
Net loss						(5,064)	$(5,064)
Balance at June 30, 2023	6,000	$-	4,277,863	$-	$25,683	$(17,632)	$8,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(3,372)	$(5,064)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	691	1,674
Warrant Liability	379
Common stock issued for services	—	51
Stock compensation expenses	51	177
Amortization of debt discount	145	75
Changes in operating assets and liabilities:
(Increase)/ decrease in:
Accounts receivable	1,231	1,116
Other current assets	525	—
Due from related party	(59)	698
Increase/ (decrease) in:
Accounts payable and accrued expenses	(16)	(555)
Other current liabilities	(560)	(922)
Net cash provided by/ (used in) operating activities	(985)	(2,750)
Cash flows from investing activities
(Purchase)/sale of property and equipment	—	(2)
Net cash provided by/ (used in) investing activities	—	(2)
Cash flows from financing activities
Increase/(decrease) in short term borrowing	(1,176)	1,044
Shares issued for cash	956	499
Net cash provided by/ (used in) financing activities	(220)	1,543

Net increase (decrease) in cash and cash equivalents	(1,205)	(1,209)
Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	$1,234	$1,341
Cash and cash equivalents at the end of the period	$29	$132

Supplementary disclosure of cash flows information
Interest	280	248
Income taxes	6	24
Non-cash investing and financing activities
Non-Cash Conversion of debt into common stock	$1,181	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The Company and an institutional investor, (“Investor”), entered into a securities purchase agreement on December 28, 2023 to issue to the Investor senior secured 15% original issue discount convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $5,200,000 which will result in gross proceeds to the Company in the amount of up to $4,420,000 due to the original issue discount, and warrants (the “Warrants”). Further to the first tranche therein, the Company issued a Note to the Investor in the principal amount of $2,000,000, of which the Company has repaid an amount equal to $1,181,250, vide issuance of its registered Common Stock to the amount of 749,004 shares of common stock leading to an increase in stockholder equity to the tune of $1,181,250. The Company anticipates repaying the entire obligations under its first tranche by or before December 31, 2024.

The Parent Company, SecureKloud Technologies, Inc, is willing to invest $5 million additional equity through FY24 to support the Company’s working capital and investment requirements.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2023 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2024, the results of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the three months ended June 30, 2024 and 2023. The results of operations for the three months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with GAAP, which requires us to make estimates, judgments and assumptions that affect the financial statements and the notes thereto. These estimates are based on information available as of the date of the financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:

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

Schedule of operating segment

	Three months Ended June 30,		Changes
	(In thousands)
	2024	2023	Amount	%
Software Services	$663	$5,185	$(4,522)	(87)%
Managed Services and Support	2,253	2,865	(612)	(21)%
Platform Services	68	476	(408)	(86)%
Revenue	$2,984	$8,526	$(5,542)	(65)%

	Six months Ended June 30,		Changes
	(In thousands)
	2024	2023	Amount	%
Software Services	$2,235	$11,643	$(9,408)	(81)%
Managed Services and Support	4,724	5,906	(1,182)	(20)%
Platform Services	134	815	(681)	(84)%
Revenue	$7,093	$18,364	$(11,271)	(61)%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Operating profit by Operating Segment

	Three months Ended June 30,		Changes
	(In thousands)
	2024	2023	Amount	%
Software Services	$(170)	(644)	474	74%
Managed Services and Support	706	822	(116)	(14)%
Platform Services	(181)	84	(265)	315%
Total segment operating (loss) profit	355	262	93	35%
Less: unallocated costs	1,733	1,857	(124)	(7)%
Income (loss) from operations	(1,378)	(1,595)	217	14%
Other Income	—	—	—	0%
Interest expense	(131)	(186)	55	30%
Net income (loss) before income tax expenses	$(1,509)	(1,781)	272	15%

	Six months Ended June 30,		Changes
	(In thousands)
	2024	2023	Amount	%
Software Services	$(1,000)	(1,779)	779	44%
Managed Services and Support	1,763	1,374	389	28%
Platform Services	(298)	(379)	81	21%
Total segment operating (loss) profit	465	(784)	1,249	159%
Less: unallocated costs	3,552	4,020	(468)	(12)%
Income (loss) from operations	(3,087)	(4,804)	1,717	36%
Other Income	—	12	(12)	(100)%
Interest expense	(279)	(248)	(31)	(13)%
Net income (loss) before income tax expenses	$(3,366)	(5,040)	1,674	33%

Revenue from top 5 customers

Three Months Ended June 30, 2024

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$925	31%
Customer 2	486	16%
Customer 3	221	7%
Customer 4	215	7%
Customer 5	$193	7%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Three Months Ended June 30, 2023

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$4,519	53%
Customer 2	912	11%
Customer 3	622	7%
Customer 4	539	6%
Customer 5	$319	4%

Six Months Ended June 30, 2024

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$1,645	23%
Customer 2	962	14%
Customer 3	851	12%
Customer 4	710	10%
Customer 5	$547	8%

Six Months Ended June 30, 2023

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$9,449	51%
Customer 2	1,771	10%
Customer 3	1,330	7%
Customer 4	984	5%
Customer 5	$920	5%

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

The beginning and ending contract balances were as follows:

Schedule of receivables and contract liabilities

	June 30, 2024	December 31, 2023
	(In thousands)
Accounts Receivable	2,005	3,236

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon the management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the quarter ended June 30, 2024 the Company did not provided an allowance for uncollectible accounts and year ended December 31, 2023 the Company provided $222 as allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

The Company’s quarterly goodwill impairment test resulted in no impairment charges in the quarter ended June 30, 2024 and 2023.

Allowance for Doubtful Accounts

Trade accounts receivable is stated at the amount the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment pattern. Additionally, if it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific allowance for doubtful accounts may be recorded to reduce the related receivable to the amount expected to be recovered.

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

Schedule of balance sheet

	June 30, 2024
	Fair Value Measured Using
	(In thousands)
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant Liabilities			$1,333	$1,333
Acquisition-related contingent consideration	—	—	$500	$500

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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended June 30, 2024 and 2023 were $145 and $97 respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended June 30, 2024 and 2023 revenue from the top five customers accounted for approximately 68% and 81% of total revenue respectively. For the quarter ended June 30, 2024 and year ended December 31, 2023 accounts receivable from five major customers accounted for approximately 72% and 78% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through June 30, 2024) per institution.

As of June 30, 2024 and December 31, 2023, the Company had $0 and $667 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

4) Property and Equipment

Property and equipment consisted of the following:

Schedule of property and equipment

	June 30, 2024	December 31, 2023
	(In thousands)
Furniture and Equipment	$132	$132
Less: Accumulated depreciation	(108)	(88)
Net Fixed Assets	$24	$44

Depreciation expenses for the quarter ended June 30, 2024, and June 30, 2023 were $9 and $10 respectively.

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

Intangible assets consist of the following:

	June 30, 2024				December 31, 2023
	Weighted average Remaining Useful life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)				(In thousands)
Customer relationships	0	$8,081	$8,081	—	$8,081	$8,081	$—
Intellectual property	2.76	7,329	4,028	3,301	7,329	3,357	3,972
Product development	0	477	477	—	477	477	—
Total Intangible Assets		$15,887	$12,586	$3,301	$15,887	$11,915	$3,972

Amortization expense for the quarter ended June 30, 2024 and June 30, 2023 were $336 and $792 respectively. This amortization expense relates to capitalized software expenses, intellectual property, and customer lists.

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

Schedule of amortization expense

June 30,
2024	$672
2025	1,343
2026	1,286
2027	—
Total	$3,301

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

Securekloud Technologies Inc owns 45.40% of Healthcare Triangle Inc as of June 30, 2024.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with its parent. As per the Master Services Agreement, parent provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. The parent charges for the services at cost. The Company received services amounting to $755 and $756 for the quarter ended June 30, 2024, and 2023 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the costs incurred by the parent on behalf of the Company are settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $52 and $71 for the quarter ended June 30, 2024, and 2023 respectively. The Company has paid for these services during the year.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $34 and $67 for the quarter ended June 30, 2024, and 2023 respectively.

The Company has earned $13 from sale to related parties for the quarter ended June 30, 2024, and $9 for the quarter ended June 30, 2023.

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

8) Debt Securities

A. Convertible Notes

In accordance with the terms outlined in the Security Purchase Agreement and First Tranche Note executed by the Company on December 28, 2023, the Company has commenced repayment of the convertible note. During the six months ended June 30, 2024, the company issued 794,004 shares at an average price of $1.66 and converted promissory note value of $1,181. The conversions resulted in no gains or losses as they were done as per the terms in the Convertible note agreement.

The convertible note outstanding as of June 30, 2024, is $585, reported under short-term borrowings.

Convertible note	June 30, 2024	December 31, 2023
Short term borrowing	585	1,112
Long-term liabilities	-	888
Total Outstanding Debt	585	2,000

Date of Conversion	Installment	Loan	Interest	Repayment	Conversion price	No of shares
2/14/2024	1	$125,000	$6,250	$131,250	1.93	68,005
2/14/2024	2	$125,000	$6,250	$131,250	1.93	68,005
3/1/2024	3	$125,000	$6,250	$131,250	1.92	68,359
3/1/2024	4	$125,000	$6,250	$131,250	1.92	68,359
3/1/2024	5	$125,000	$6,250	$131,250	1.92	68,359
3/19/2024	6	$125,000	$6,250	$131,250	1.72	76,308
4/23/2024	7	$125,000	$6,250	$131,250	1.27	103,346
5/9/2024	8	$125,000	$6,250	$131,250	1.15	114,130
5/9/2024	9	$125,000	$6,250	$131,250	1.15	114,133
Total		$1,125,000	$56,250	$1,181,250	1.66	749,004

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

As of June 30, 2024, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants.

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

Schedule of common stock warrants

Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding on January 1, 2024	967,256	$7.99	4.07	3,785
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding on June 30, 2024	967,256	$7.99	3.82	3,785
Exercisable on June 30, 2024	279,653	$7.99	3.82	1,333

The following table summarizes the activities for our unvested warrants for the quarter ended June 30, 2024

Schedule of unvested warrants

	Number of Warrants	Weighted average Grant Date Fair Value Per warrant
Unvested on January 1, 2024	784,329	$3.91
Granted	—
Vested	(96,726)	$3.91
Forfeited	—
Unvested on June 30, 2024	687,603	$3.91

The Company has recognized cost of $190 for the quarter ended June 30, 2024, and $190 for the quarter ended June 30, 2023.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

B. Warrant Liability

The Company has allocated the proceeds from convertible note between promissory notes and warrants; as of June 30, 2024, the Company has reported a Warrant liability of $1,333 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Schedule of fair value of warrant liabilities

Fair value assumptions	June 30, 2024
Estimated fair value of common stock warrant	$3.91
Exercise price	$7.99
Expected volatility	45%-52%
Expected terms (in years)	5
Risk-free interest rate	4.60%-5.46%
Dividend Yield	0%

C. Short Term borrowing

Seacoast Business Funding:

The Company has obtained a credit facility from Seacoast business funding (SBF), a division of Seacoast National Bank. The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of June 30, 2024, is $1,141 and $3,429 for the period ended December 31, 2023.

Convertible Note:

The Company entered into a securities purchase agreement on December 28, 2023 and issued convertible promissory notes in the principal amount of $2,000. The balance as of June 30, 2024, is $585,

Short term borrowing	June 30, 2024	December 31, 2023
Seacoast business funding (SBF)	$1,141	$2,317
Convertible note	$585	$1,112
Total short-term borrowing	$1,726	$3,429

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The components of the Company’s net deferred tax assets as of June 30, 2024 and December 31, 2023, were as follows (in thousands):

Schedule of deferred tax assets

	June 30, 2024	December 31, 2023
Deferred tax assets:
Net Operating loss carry forward	$4,042	$3,322
Stock-based compensation	(14)	(18)
Warrants	(102)	(172)
Total Deferred tax asset	3,926	3,132
Less: Valuation allowance	$(3,926)	$(3,132)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

Income tax expense (benefit) was computed as follows:

Schedule of income tax expense benefit

	June 30, 2024	June 30, 2023
Federal income tax	$—	$—
State income tax	1	5
Total Income taxes , Current provision	1	5
Deferred Income taxes (benefit)	—	—
Total Income expenses (benefit)	$1	$5

The Company’s effective tax rate is 0% for the quarter ended June 30, 2024 and 0% and for the quarter ended June 30, 2023 The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

11) Legal Matters

The Company is not involved in any action, arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal costs are expensed as incurred.

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

We are required to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations.

Historically for all periods prior to our IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, we exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

●	contemporaneous valuations performed at periodic intervals by unrelated third-party specialists

●	our actual operating and financial performance.

●	relevant precedent transactions involving our capital stock.

●	likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions and the nature and history of our business.

●	market multiples of comparable companies in our industry.

●	stage of development.

●	industry information such as market size and growth.

●	illiquidity of stock-based awards involving securities in a private company; and

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

A summary of option activity under the employee share option plan as of June 30, 2024, and changes during the year then period is presented below.

Schedule of stock option activity

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance outstanding as at January 1, 2024	538,265	—	—	—	538,265
Granted	(20,000)	1.78			(20,000)
Incentive Stock Options (ISO)	—	—	—	—
Non-Qualified Stock Options (NSO)	—		—	—
Cancelled/expired/exercised	17,110		—	—	17,110
Balance available under the plan as of March 31, 2024	535,375	—	—	—	535,375
Cancelled/expired/exercised	—		—	—
Issued	(7,531)		—	—	(7,531)
Balance available under the plan as of June 30, 2024	527,844	—	—	—	527,844

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The following table summarizes the activities for our unvested options for the quarter ended June 30, 2024

Schedule of unvested options

	Number of options	Weighted average Grant Date Fair Value Per Option
Unvested on December 31, 2023	135,377	4.00
Granted	—	—
Vested	(21,807)	3.58
Forfeited	(17,616)	4.22
Unvested on March 31, 2024	95,954	4.00
Granted	—	—
Vested	(12,799)	3.84
Forfeited	—
Unvested on June 30, 2024	83,155	4.00

The weighted-average grant date fair value of options granted during the quarter ended June 30, 2024 was $0 and $0 during the quarter ended March 31, 2024. The fair value as of the respective vesting dates of options that vested during the quarter ended June 30, 2024, was $491 and $119 during the quarter ended March 31, 2024.

As of June 30, 2024, there was $94 of unrecognized share-based compensation expense related to unvested options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years based on vesting under the award service conditions.

Schedule of assumptions

Fair value assumptions	2024	2023
Expected volatility	45%-52%	45%-52%
Expected terms (in years)	2	2
Risk-free interest rate	2.18%-3.57%	2.18%-3.57%
Dividend Yield	0%	0%

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

The company has 261,777 warranties that are exercisable at weighted average price of $7.99 on June 30, 2024, and 90,923 warrant that are exercisable at weighted average price of $28.80 at June 30, 2023.

The company has 217,790 options that are vested and exercisable on June 30, 2024.

Schedule of earning per share

	Three Months Ended June 30,
	2024	2023
Net income attributable to common stockholders	$(1,510)	$(1,786)
Weighted average shares outstanding used in basic per common share computations	5,316,376	4,273,142
Basic /Diluted EPS	$(0.28)	$(0.42)

14) Subsequent Events

For the quarter ended June 30, 2024, the Company has evaluated subsequent events through August 19, 2024. The company has issued 50,000 common shares at $0.48 per share for services, after the quarter ended June 30, 2024, which the financial statements were available to be issued.

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

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its Life Sciences business to us. As of June 30, 2024, we had a total of 22 full time employees, 114 sub-contractors, including 90 certified cloud engineers, 19 Epic Certified EHR experts and 16 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the quarter ended June 30, 2024, we generated revenues of approximately $ 2.9 million compared to revenue of $ 8.5 million for the quarter ended June 30, 2023 which represents decrease of $ 5.6 million or 65% compared to the previous year.

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

There has been no major impact on account of COVID19 during the quarter ended June 30, 2024.

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

SaaS revenues will be recognized ratably over the respective non-cancellable subscription term because of the continuous transfer of control to the customer. Our subscription arrangements will be considered service contracts, and the customer will not have the right to take possession of the software Segment wise revenue breakup.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended June 30,
	2024	% Sales	2023%	Sales
	(In thousands)		(In thousands)
Revenue	$2,984	100%	$8,526	100%
Cost of Revenue (exclusive of depreciation /amortization)	2,086	70%	6,579	77%
Research and Development	207	7%	102	1%
Sales and Marketing	631	21%	1,026	12%
General and Administrative	904	30%	1,612	19%
Depreciation and Amortization	534	18%	802	9%
Other Income	—	0%	—	0%
Interest expense	131	4%	186	2%
Income tax	1	0%	5	0%
Net income (loss)	$(1,510)	(51)%	$(1,786)	(21)%

Three Months Ended June 30, 2024 and June 30, 2023

Revenue from operations

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Revenue	$2,984	$8,526	$(5,542)	(65)%

Revenue decreased by $5.5 million, or 65% to $2.9 million for the quarter ended June 30, 2024, as compared to $8.5 million for the quarter ended June 30, 2023. Revenue from Software Services, Managed Services and support and Platform services have reduced resulting in net decrease in revenue. The major revenue reduction is due to a reduction in revenue from a major customer.

Our top 5 customers accounted for 68% of the revenue in quarter ended June 30, 2024, and 81% during quarter ended June 30, 2023, respectively.

The following table has the breakdown of our revenues for the quarter ended June 30, 2024, and 2023 for each of our top 5 customers. Two of the top 5 customers in 2024 are not the same for 2023.

Top Five Customers Revenue for three months ended June 30, 2024 and 2023.

2024

(In thousands, except percentages)

Customer	Amount	% of Revenue
Customer 1	$925	31%
Customer 2	486	16%
Customer 3	221	7%
Customer 4	215	7%
Customer 5	$193	7%

2023

(In thousands, except percentages)

Customer	Amount	% of Revenue
Customer 1	$4,519	53%
Customer 2	912	11%
Customer 3	622	7%
Customer 4	539	6%
Customer 5	$319	4%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Software Services	$64	$4,087	(4,023)	(98)%
Managed Services and Support	861	432	429	99%
Platform Services	—	—	—	0%
Total Revenue	$925	$4,519	(3,594)	(80)%

Revenue from Customer 1 has decreased by $3.6 million, or 80% to $0.9 million for the quarter ended June 30, 2024, as compared to $4.5 million for the quarter ended June 30, 2023.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Cost of Revenue (exclusive of depreciation /amortization)	$2,086	$6,579	$(4,493)	(68)%

Cost of revenue, excluding depreciation and amortization decreased by $4.5 million, or 68%, to $2.1 million for the quarter ended June 30, 2024, as compared to $6.6 million for the quarter ended June 30, 2023. The reduction is in proportion to reduction to revenue.

Research and Development

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Research and Development	$207	$102	$105	103%

Research and Development expenses increased by $0.11 million, or 103% to $0.21 million for the quarter ended June 30, 2024, as compared to $0.1 million for the quarter ended June 30, 2023. The cost has increased on account of new research being done on readabl.ai.

Sales and Marketing

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Sales and Marketing	$631	$1,026	$(395)	(38)%

Sales and Marketing expenses decreased by $0.4 million, or 38% to $0.6 million for the quarter ended June 30, 2024, as compared to $1 million for the quarter ended June 30, 2023, this is primarily due to reduction in headcount and stock compensation expenses.

General and Administrative

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
General and Administrative	$904	$1,612	$(708)	(44)%

General and Administrative expenses decreased by $0.7 million, or 44% to $0.9 million for the quarter ended June 30, 2024, as compared to $1.6 million for the quarter ended June 30, 2023, this is primarily due to reduction in headcount.

Depreciation and amortization

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$534	$802	$(268)	(33)%

Depreciation and amortization expenses decreased by $0.2 million, or 33% to $0.5 million for the quarter ended June 30, 2024, as compared to $0.8 million for the quarter ended June 30, 2023, this primarily due to completion of useful life for Customer relationships and Product Development.

Interest expense

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Interest expense	$131	$186	$(55)	(30)%

Interest expenses increased by $0.05 million, or 30% to $0.13 million for the quarter ended June 30, 2024, as compared to $0.19 million for the quarter ended June 30, 2023, the decrease was due to repayment of funding acquired.

Provision for Income Taxes

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Income taxes	$1	$5	$(4)	(80)%

Income tax increased by $0.004 million, or 80% to $0.001 million for the quarter ended June 30, 2024, as compared to $0.005 million for the quarter ended June 30, 2023.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We manage and report our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Software Services	$663	$5,185	$(4,522)	(87)%
Managed Services and Support	2,253	2,865	(612)	(21)%
Platform Services	68	476	(408)	(86)%
Revenue	$2,984	$8,526	$(5,542)	(65)%

Revenue from Software Services decreased by $4.5 million, or 87% to $0.7 million for the quarter ended June 30, 2024, as compared to $5.2 million for the quarter ended June 30, 2023. Revenue from Managed Services and Support decreased by $0.6 million, or 21% to $2.3 million for the quarter ended June 30, 2024, as compared to $2.9 million for the quarter ended June 30, 2023. Revenue from Platform Services decreased by $0.4 million, or 86% to $0.07 million for the quarter ended June 30, 2024, as compared to $0.5 million for the quarter ended June 30, 2023.

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

Cost of Revenue

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Software Services	$497	$4,245	$(3,748)	(88)%
Managed Services and Support	1,547	2,044	(497)	(24)%
Platform Services	42	290	(248)	(86)%
Cost of Revenue	$2,086	$6,579	$(4,493)	(68)%

Cost of Revenue from Software Services decreased by $3.7 million, or 88% to $0.5 million for the quarter ended June 30, 2024, as compared to $4.2 million for the quarter ended June 30, 2023. Cost of Revenue from Managed Services and Support decreased by $0.5 million, or 24% to $1.5 million for the quarter ended June 30, 2024, as compared to $2 million for the quarter ended June 30, 2023. Cost of Revenue from Platform Services decreased by $0.2 million, or 85% to $0.04 million for the quarter ended June 30, 2024, as compared to $0.29 million for the quarter ended June 30, 2023.

Segment operating profits by reportable segment were as follows:

Operating profit by Operating Segment

	Three months Ended June 30,		Changes
	(In thousands)
	2024	2023	Amount	%
Software Services	$(170)	$(644)	$474	74%
Managed Services and Support	706	822	(116)	(14)%
Platform Services	(181)	84	(265)	315%
Total segment operating (loss) profit	355	262	93	35%
Less: unallocated costs	1,733	1,858	(125)	(7)%
Income (loss) from operations	(1,378)	(1,596)	218	14%
Other Income	—	—	—	0%
Interest expense	(131)	(186)	55	30%
Net income (loss) before income tax expenses	$(1,509)	$(1,782)	$273	15%

Operating loss from Software Services decreased by $0.5 million, or 74% to $0.2 million for the quarter ended June 30, 2024, as compared to operating loss of $0.64 million for the quarter ended June 30, 2023. Operating profit from Managed Services and Support decreased by $0.1 million, or 14% to $0.7 million for the quarter ended June 30, 2024, as compared to $0.8 million for the quarter ended June 30, 2023. Operating loss from Platform Services increased by $0.3 million, or 315% to $0.2 million for the quarter ended June 30, 2024, as compared to $ 0.08 million for the quarter ended June 30, 2023.

Liquidity and Capital Resources

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company’s liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the three months ended June 30, 2024, financial statement is 0.5 compared to 0.7 for the financial year ended December 31, 2023.

The Company’s current debt equity ratio, based on the three months ended June 30, 2024, financial statement is -3.54, for the quarter ended June 30, 2024, compared to 9.80 for the quarter ended December 31, 2023. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

Sources of Liquidity

As of June 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $0.03 million. We believe that our cash and cash equivalents as of June 30, 2024, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

	As of June 30, 2024	As of June 30, 2023
	(In thousands)
Cash and cash equivalents	$29	$132
Short-term investments	—	—
Total cash, cash equivalents and short-term investments	$29	$132

As of June 30, 2024, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $0.03 million.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	As of June 30, 2024	As of June 30, 2023
	(In thousands)
Cash flows provided by operating activities	$(985)	$2,750)
Cash flows used in investing activities	—	(2)
Cash flows provided by financing activities	(220)	1,543
Net increase in cash and cash equivalents	$(1,205)	$(1,209)

Operating Activities

Net Cash generated (used) by operating activities during the six months ended June 30, 2024, was $ (0.99) million compared to $(2.75) million for the six months ended June 30, 2023.

Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2024, and $ (0.002) million for the six months ended June 30, 2023.

Financing Activities

Cash (outflow)/inflow from financing activities was $(0.22) million for the six months ended June 30, 2024, and $1.5 million for the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

HEALTHCARE TRIANGLE, INC.

Date: August 19, 2024	/s/ Dave Rosa
Dave Rosa
Chairman of the Board and Director

Date: August 19, 2024	/s/ Anand Kumar
Anand Kumar
Interim-CEO
(Principal executive officer)

Date: August 19, 2024	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran
Chief Financial Officer (principal financial and accounting officer)