Form 10-Q
period 2024-09-30
Healthcare Triangle, Inc.
filed 2024-11-14
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-40903

HEALTHCARE TRIANGLE, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3559776
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7901 Stoneridge Drive,
Suite 220 Pleasanton, CA	94588
(Address of principal executive officer)	(Zip Code)

(925) 270-4812

(Registrant’s telephone number, including area code)

Title of each class	Ticker Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	HCTI	The Nasdaq Stock Market LLC

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

Yes ☐ No ☒

As of November 14, 2024, 5,666,781 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial statements

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$28	$1,234
Accounts receivable, net	1,610	3,236
Other current assets	146	824
Total current assets	1,784	5,294
Property and equipment, net	17	44
Intangible assets, net	2,965	3,972
Goodwill
Due from affiliates	-	304
Total assets	$4,766	$9,614

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,298	$1,953
Warrant Liability	1,333	954
Short term borrowing	1,082	3,429
Other current liabilities	1,371	1,787
Total current liabilities	6,084	8,123

Long-term liabilities
Contingent Consideration	500	500
Convertible Notes	-	453
Total current and long-term liabilities	6,584	9,076

Stockholders’ equity (deficit)
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	—	—
Common stock, par value $0.00001; 100,000,000 authorized 5,666,781 and 4,308,822 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	—	—
Additional paid-in capital	27,708	25,443
Retained earnings	(29,526)	(24,905)
Total stockholders’ equity (deficit)	(1,818)	538
Total liabilities and stockholders’ equity (deficit)	$4,766	$9,614

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Net revenue	$2,413	$7,779	$9,506	$26,143
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,691	6,072	6,872	20,896
Operating expenses
Research and development	175	54	509	695
Sales and Marketing	294	1,101	1,808	3,888
General and Administrative	1,077	1,364	3,157	4,604
Depreciation and amortization	343	712	1,413	2,388
Total operating expenses	1,889	3,231	6,887	11,575
Loss from operation	(1,167)	(1,524)	(4,253)	(6,328)
Other income	—	—	—	12
Interest expense	(80)	(415)	(360)	(663)
Loss before income tax	(1,247)	(1,939)	(4,613)	(6,979)
Provision for Income tax	(2)	(4)	(8)	(28)
Net loss	$(1,249)	$(1,943)	$(4,621)	$(7,007)
Net loss per common share—basic and diluted	(0.22)	(0.45)	(0.90)	(1.65)
Weighted average shares outstanding used in per common share computations:
Basic and diluted	5,666,238	4,277,863	5,147,851	4,245,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

							Total
					Additional		stockholders’
	Preferred stock		Common stock		paid-in	Retained	equity
	Shares	Amount	Shares	Amount	capital	earnings	(deficit)
					(In thousands)
Three Months Ended September 30, 2024
Balance at June 30, 2024	6,000	$-	5,616,781	$-	$27,631	$(28,277)	$(646)
Net loss	-	-		-	-	(1,249)	(1,249)
Shares issued for services	-	-	50,000	-	22	-	-
Issue of stock option (ISO/NSO)	-	-		-	77	-	77
Conversion of Debt to Equity	-	-		-	-	-	-
Balance at September 30, 2024	6,000	$-	5,666,781	$-	$27,708	$(29,526)	$(1,818)

Nine Months Ended September 30, 2024
Balance at December 31, 2023	6,000	$-	4,308,822	$-	$25,443	$(24,905)	$538
Issue of Options (ISO/NSO)	-	-	-	-	106	-	106
Shares issued for services	-		50,000	-	22	-	22
Shares issued for cash	-	-	558,955	-	956	-	956
Conversion of Debt to Equity	-	-	749,004	-	1,181	-	1,181
Net loss	-	-	-	-	-	(4,621)	(4,621)
Balance at September 30, 2024	6,000	$-	5,666,781	-	$27,708	$(29,526)	$(1,818)

Three Months Ended September 30, 2023
Balance at June 30, 2023	6,000	$-	4,277,863	$-	$25,683	$(17,632)	$8,051
Shares Issued for services	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	$(1,943)	(1,943)
Issue of stock option (ISO/NSO)	-	-	-	-	$20	-	20
Adjustment	-	-	(291)	-	-	-	-
Balance at September 30, 2023	6,000	$-	4,277,572	$-	$25,703	$(19,575)	$6,128

Nine Months Ended September 30, 2023
Balance at December 31, 2022	6,000	$-	4,170,940	$-	$24,956	$(12,568)	$12,388
Issue of stock option (ISO/NSO)			-	-	197	-	197
Shares issued for cash			76,923	-	499	-	499
Shares issued for services			30,000	-	51	-	51
Adjustment			(291)	-	-	-	-
Net loss			-	-	-	$(7,007)	(7,007)
Balance at September 30, 2023	6,000	$-	4,277,572	$-	$25,703	$(19,575)	$6,128

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(4,621)	$(7,007)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Change in fair value of warrants	379	-
Depreciation and amortization	1,034	2,388
Common stock issued for services	22	51
Stock compensation expenses	106	197
Amortization of debt discount	217	75
Changes in operating assets and liabilities:
(Increase)/ decrease in:
Accounts receivable	1,626	1,396
Other current assets	678	194
Due from related party	304	1,060
Increase/ (decrease) in:
Accounts payable and accrued expenses	345	(321)
Other current liabilities	(360)	(783)
Net cash provided by/ (used in) operating activities	(270)	(2,750)
Cash flows from investing activities
(Purchase)/sale of property and equipment	—	(7)
Net cash provided by/ (used in) investing activities	—	(7)

Cash flows from financing activities

Increase in additional paid-up capital	956	499
Increase/(decrease) in short term borrowing	(1,892)	992
Repurchases of common stock	-	—
Net cash provided by/ (used in) financing activities	(936)	1,491

Net increase (decrease) in cash and cash equivalents	(1,206)	(1,266)
Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	$1,234	$1,341
Cash and cash equivalents at the end of the period	$28	$75

Supplementary disclosure of cash flows information
Interest	360	663
Income taxes	8	28
Non-cash investing and financing activities
Non-Cash Conversion of debt into common stock	$1,181	—
Reclassification of contingent consideration to derivative liability	—	$740

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

The Company and an institutional investor, (“Investor”), entered into a securities purchase agreement on December 28, 2023 to issue to the Investor senior secured 15% original issue discount convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $5,200,000 which will result in gross proceeds to the Company in the amount of up to $4,420,000 due to the original issue discount, and warrants (the “Warrants”). Further to the first tranche therein, the Company issued a Note to the Investor in the principal amount of $2,000,000, of which the Company has repaid an amount equal to $1,181,250, of its registered Common Stock to the amount of 749,004 shares of common stock leading to an increase in stockholder equity to the tune of $1,181,250.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2023 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2024, the results of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the three months ended September 30, 2024 and 2023. The results of operations for the three months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

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

Schedule of operating segment

	Three months Ended
	September 30,		Changes
	(In thousands)
	2024	2023	Amount	%
Software Services	$775	$4,918	$(4,143)	(84)%
Managed Services and Support	1,571	2,456	(885)	(36)%
Platform Services	67	405	(338)	(83)%
Revenue	$2,413	$7,779	$(5,366)	(69)%

	Nine months Ended
	September 30,		Changes
	(In thousands)
	2024	2023	Amount	%
Software Services	$3,010	$16,561	$(13,551)	(82)%
Managed Services and Support	6,295	8,362	(2,067)	(25)%
Platform Services	201	1,220	(1,019)	(84)%
Revenue	$9,506	$26,143	$(16,637)	(64)%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Operating profit by Operating Segment

	Three months Ended
	September 30,		Changes
	(In thousands)
	2024	2023	Amount	%
Software Services	$(188)	(703)	515	73%
Managed Services and Support	454	709	(255)	(36)%
Platform Services	(152)	102	(254)	249%
Total segment operating (loss) profit	114	108	6	6%
Less: unallocated costs	1,281	1,632	(351)	(22)%
Income (loss) from operations	(1,167)	(1,524)	357	23%
Other Income	—	—	—	(0)%
Interest expense	(80)	(415)	335	81%
Net income (loss) before income tax expenses	$(1,247)	(1,939)	692	36%

	Nine months Ended
	September 30,		Changes
	(In thousands)
	2024	2023	Amount	%
Software Services	$(1,187)	(2,482)	1,295	52%
Managed Services and Support	2,217	2,083	134	6%
Platform Services	(450)	(277)	(173)	(62)%
Total segment operating (loss) profit	580	(676)	1,256	186%
Less: unallocated costs	4,833	5,652	(819)	(14)%
Income (loss) from operations	(4,253)	(6,328)	2,075	33%
Other Income	0	12	(12)	(100)%
Interest expense	(360)	(663)	303	46%
Net income (loss) before income tax expenses	$(4,613)	(6,979)	2,366	34%

Revenue from top 5 customers

Three Months Ended September 30, 2024

Schedule of concentration

	Amount	% of
Customer	(In thousands)	Revenue
Customer 1	$500	21%
Customer 2	300	12%
Customer 3	261	11%
Customer 4	236	10%
Customer 5	$174	7%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Three Months Ended September 30, 2023

Schedule of concentration

	Amount	% of
Customer	(In thousands)	Revenue
Customer 1	$4,168	54%
Customer 2	714	9%
Customer 3	492	6%
Customer 4	427	5%
Customer 5	$339	4%

Nine Months Ended September 30, 2024

Schedule of concentration

	Amount	% of
Customer	(In thousands)	Revenue
Customer 1	$1,945	20%
Customer 2	1,462	15%
Customer 3	971	10%
Customer 4	851	9%
Customer 5	$633	7%

Nine Months Ended September 30, 2023

Schedule of concentration

	Amount	% of
Customer	(In thousands)	Revenue
Customer 1	$13,617	52%
Customer 2	2,485	10%
Customer 3	1,822	7%
Customer 4	1,411	5%
Customer 5	$956	4%

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

The beginning and ending contract balances were as follows:

Schedule of receivables and contract liabilities

	September 30,	December 31,
	2024	2023
	(In thousands)
Accounts Receivable	1,610	3,236

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

For the quarter ended September 30, 2024, the Company provided $63 as allowances for uncollectible accounts and year ended December 31, 2023, the Company provided $222 as allowances for uncollectible accounts. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

Schedule of balance sheet

	September 30, 2024
	Fair Value
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

The Company adopted the “2020 Stock Incentive Plan” (Plan). The Company has reserved 861,764 shares of the Company’s Common stock.

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718.  During the three months ended September 30, 2024, and 2023, we issued 50,000 shares and nil shares, respectively, of our common stock to consultants. We recorded consulting expense of $22 and $nil for the three months ended September 30, 2024, and 2023 respectively.

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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the quarters ended September 30, 2024 and 2023 were $78 and $155 respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended September 30, 2024 and 2023 revenue from the top five customers accounted for approximately 61% and 78% of total revenue respectively.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through September 30, 2024) per institution.

As of September 30, 2024 and December 31, 2023, the Company had $0 and $667 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

4) Property and Equipment

Property and equipment consisted of the following:

Schedule of property and equipment

	September 30,	December 31,
	2024	2023
	(In thousands)
Furniture and Equipment	$132	$132
Less: Accumulated depreciation	(115)	(88)
Net Fixed Assets	$17	$44

Depreciation expenses for the quarter ended September 30, 2024, and September 30, 2023 were $7 and $13 respectively.

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

Intangible assets consist of the following:

	September 30, 2024				December 31, 2023
	Weighted
	average
	Remaining	Gross		Net	Gross		Net
	Useful life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)
Customer relationships	0	$8,081	$8,081	—	$8,081	$8,081	$—
Intellectual property	2.18	7,329	4,364	2,965	7,329	3,357	3,972
Product development	0	477	477	—	477	477	—
Total Intangible Assets		$15,887	$12,922	$2,965	$15,887	$11,915	$3,972

Amortization expense for the quarter ended September 30, 2024 and September 30, 2023 were $336 and $701 respectively. This amortization expense relates to capitalized software expenses, intellectual property, and customer lists.

Schedule of intangibles asset useful life

Nature of Intangibles	Useful Life
Customer relationships	5 years
Intellectual property	5 years
Product development	5 years

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for each of the next two years are as follows:

Schedule of amortization expense

September 30,
2024	$336
2025	1,343
2026	1,286
2027	—
Total	$2,965

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

Securekloud Technologies Inc owns 45% of Healthcare Triangle Inc as of September 30, 2024.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with its parent. As per the Master Services Agreement, parent provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. The parent charges for the services at cost. The Company received services amounting to $755 and $946 for the quarter ended September 30, 2024, and 2023 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the costs incurred by the parent on behalf of the Company are settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $52 and $78 for the quarter ended September 30, 2024, and 2023 respectively. The Company has paid for these services during the year.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by the Parent. The Company has entered into a sublease agreement with the Parent and paid rent of $34 and $67 for the quarter ended September 30, 2024, and 2023 respectively.

The Company has earned $9 from sale to related parties for the quarter ended September 30, 2024, and $9 for the quarter ended September 30, 2023.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

7) Debt Securities

A. Convertible Notes

In accordance with the terms outlined in the Security Purchase Agreement and First Tranche Note executed by the Company on December 28, 2023, the Company has commenced repayment of the convertible note. During the six months ended September 30, 2024, the company issued 794,004 shares at an average price of $1.66 and converted promissory note value of $1,181. The conversions resulted in no gains or losses as they were done as per the terms in the Convertible note agreement.

The convertible note outstanding as of September 30, 2024, is $875, reported under short-term borrowings.

	September 30,	December 31,
Convertible note	2024	2023
Short term borrowing	$875	$1,112
Long-term liabilities	-	$888
Total Outstanding Debt	$875	$2,000

					Conversion	No of
Date of Conversion	Instalment	Loan	Interest	Repayment	price	shares
2/14/2024	1	$125,000	$6,250	$131,250	1.93	68,005
2/14/2024	2	$125,000	$6,250	$131,250	1.93	68,005
3/1/2024	3	$125,000	$6,250	$131,250	1.92	68,359
3/1/2024	4	$125,000	$6,250	$131,250	1.92	68,359
3/1/2024	5	$125,000	$6,250	$131,250	1.92	68,359
3/19/2024	6	$125,000	$6,250	$131,250	1.72	76,308
4/23/2024	7	$125,000	$6,250	$131,250	1.27	103,346
5/9/2024	8	$125,000	$6,250	$131,250	1.15	114,130
5/9/2024	9	$125,000	$6,250	$131,250	1.15	114,133
Total		$1,125,000	$56,250	$1,181,250	1.66	749,004

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

As of September 30, 2024, none of the warrants have been exercised by the note holders and hence no proceeds have been received towards any of the warrants.

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

Schedule of common stock warrants

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	price	Term	value
Outstanding on January 1, 2024	967,256	$7.99	4.07	3,785
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding on September 30, 2024	967,256	$7.99	3.50	3,785
Exercisable on September 30, 2024	328,015	$7.99	3.50	1,333

The following table summarizes the activities for our unvested warrants for the quarter ended September 30, 2024

Schedule of unvested warrants

		Weighted
		average
		Grant Date
	Number of	Fair Value
	Warrants	Per warrant
Unvested on January 1, 2024	784,329	$3.91
Granted	—
Vested	(145,088)	$3.91
Forfeited	—
Unvested on September 30, 2024	639,241	$3.91

The Company has recognized cost of $0 for the quarter ended September 30, 2024, and $0 for the quarter ended September 30, 2023.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

B. Warrant Liability

The Company has allocated the proceeds from convertible note between promissory notes and warrants; as of September 30, 2024, the Company has reported a Warrant liability of $1,333 at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The fair value of the warrant liabilities was measured using a binomial lattice model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Schedule of fair value of warrant liabilities

September 30,
Fair value assumptions	2024
Estimated fair value of common stock warrant	$3.91
Exercise price	$7.99
Expected volatility	45%-52%
Expected terms (in years)	5
Risk-free interest rate	4.60%-5.46%
Dividend Yield	0%

C. Short Term borrowing

Seacoast Business Funding:

The Company has obtained a credit facility from Seacoast business funding (SBF), a division of Seacoast National Bank. The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of September 30, 2024, is $424 and $2,317 for the period ended December 31, 2023.

Convertible Note:

The Company entered into a securities purchase agreement on December 28, 2023 and issued convertible promissory notes in the principal amount of $2,000. The balance as of September 30, 2024, is $875.

	September 30,	December 31,
Short term borrowing	2024	2023
Seacoast business funding (SBF)	$424	$2,317
Convertible note*	$658	$1,112
Total short-term borrowing	$1,082	$3,429

* The note balance of $658 as of September 30, 2024 is after adjusting discount of $217.

8) Provision for Income Taxes

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The components of the Company’s net deferred tax assets as of September 30, 2024 and December 31, 2023, were as follows (in thousands):

Schedule of deferred tax assets

	September 30,	December 31,
	2024	2023
Deferred tax assets:
Net Operating loss carry forward	$4,380	$3,322
Stock-based compensation	(35)	(18)
Warrants	(102)	(172)
Total Deferred tax asset	4,243	3,132
Less: Valuation allowance	$(4,243)	$(3,132)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

Income tax expense (benefit) was computed as follows:

Schedule of income tax expense benefit

	September 30,	September 30,
	2024	2023
Federal income tax	$—	$—
State income tax	8	28
Total Income taxes , Current provision	8	28
Deferred Income taxes (benefit)	—	—
Total Income expenses (benefit)	$8	$28

The Company’s effective tax rate is 0% for the quarter ended September 30, 2024 and 0% and for the quarter ended September 30, 2023 The future effective income tax rate depends on various factors, such as the Company’s income (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

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

9) New Accounting Pronouncements

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

10) Legal Matters

The Company is not involved in any action, arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal costs are expensed as incurred.

11) Share Based Compensation

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

A summary of option activity under the employee share option plan as of September 30, 2024, and changes during the year then period is presented below.

Schedule of stock option activity

	Options		Shares of Stock
		Weighted		Weighted
	No. of	Average	No. of	Average
	Options	Price	Shares	Price	Total
Balance outstanding as at January 1, 2024	538,265	—	—	—	538,265
Granted	(20,000)	1.78			(20,000)
Incentive Stock Options (ISO)	—	—	—	—	-
Non-Qualified Stock Options (NSO)	—	-	—	—	-
Cancelled/expired/exercised	17,110	-	—	—	17,110
Balance available under the plan as of March 31, 2024	535,375	—	—	—	535,375
Cancelled/expired/exercised	—		—	—	-
Granted	(7,531)	-	—	—	(7,531)
Balance available under the plan as of June 30, 2024	527,844	—	—	—	527,844
Cancelled/expired/exercised	38,584				38,584
Granted	—	—	—	—
Balance available under the plan as of September 30, 2024	566,428	—	—	—	566,428

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The following table summarizes the activities for our unvested options for the quarter ended September 30, 2024

Schedule of unvested options

		Weighted
		average
		Grant Date
	Number of	Fair Value
	options	Per Option
Unvested on December 31, 2023	135,377	4.00
Granted	—	—
Vested	(21,807)	3.58
Forfeited	(17,616)	4.22
Unvested on March 31, 2024	95,954	4.00
Granted	—	—
Vested	(12,799)	3.84
Forfeited	—	-
Unvested on June 30, 2024	83,155	4.00
Granted	—	—
Vested	(15,939)	3.85
Forfeited	—	—
Unvested on September 30, 2024	67,126	4.00

The weighted-average grant date fair value of options granted during the quarter ended September 30, 2024 was $0 and $3.9 during the quarter ended September 30, 2023. The fair value as of the respective vesting dates of options that vested during the quarter ended September 30, 2024, was $70 and $0 during the quarter ended September 30, 2023.

As of September 30, 2024, there was $195 of unrecognized share-based compensation expense related to unvested options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years based on vesting under the award service conditions.

Schedule of assumptions

Fair value assumptions	2024	2023
Expected volatility	45%-52%	45%-52%
Expected terms (in years)	2	2
Risk-free interest rate	2.18%-3.57%	2.18%-3.57%
Dividend Yield	0%	0%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

12) Net Income per share

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

The company has 261,777 warranties that are exercisable at weighted average price of $7.99 on September 30, 2024, and 90,923 warrant that are exercisable at weighted average price of $28.80 at September 30, 2023.

The company has 217,790 options that are vested and exercisable on September 30, 2024.

Schedule of earning per share

	Three Months Ended
	September 30,
	2024	2023
Net income attributable to common stockholders	$(1,249)	$(1,943)
Weighted average shares outstanding used in basic per common share computations	5,666,238	4,277,863
Basic /Diluted EPS	$(0.22)	$(0.45)

13) Subsequent Events

On October 4, 2024, the Company entered into the Asset Transfer Agreement with SecureKloud Technologies, Inc., a Nevada corporation (“SecureKloud” or “Parent”) pursuant to which the Company acquired certain assets (the “Asset Acquisition”) from the Parent, in the amount of up to $7,200,000, which was payable by way of the issuance by the Company of 1,600,000 shares of the Company’s newly created Series B Convertible Preferred Stock (“Preferred Stock”) at a stated value of $4.50 per share of Preferred Stock, convertible at the option of the Holder for 10 shares of the Company’s restricted common stock (“Common Stock”). The stated value of the Preferred Stock is based on the 30-day VWAP of the Company’s common stock on October 18, 2024 multiplied by 10. Also, none of the shares of Preferred Stock are convertible into Common Stock until conversion of the Preferred Stock is approved by the stockholders of the Company and therefore no change of control of the Company could occur through the issuance of the Preferred Stock until stockholder approval is obtained. The Company expects to obtain such approval at its 2024 annual meeting of stockholders. Pursuant to the Asset Transfer Agreement, in exchange for the 1,600,000 shares of Preferred Stock issued to SecureKloud, the Company acquired substantially all of the business, assets, and operations relating to cloud and technology domain that currently form a substantial part of the business of SecureKloud.

The Company entered into a 20% OID Unsecured Convertible Promissory Note to the amount of $1,250,000 with an institutional investor, dated October 9, 2024, which resulted in gross proceeds to the Company of up to $1,000,000, minus discounts and expenses. The said transaction will account for a corresponding increase in stockholders’ equity of the Company by $1,250,000, effective December 31, 2024.

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

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after the Parent transferred its Life Sciences business to us. As of September 30, 2024, we had a total of 22 full time employees, 114 sub-contractors, including 90 certified cloud engineers, 19 Epic Certified EHR experts and 16 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the quarter ended September 30, 2024, we generated revenues of approximately $ 2.4 million compared to revenue of $ 7.8 million for the quarter ended September 30, 2023 which represents decrease of $ 5.4 million or 69% compared to the previous year.

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

There has been no major impact on account of COVID19 during the quarter ended September 30, 2024.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended September 30,
	2024	% Sales	2023	% Sales
	(In thousands)		(In thousands)
Revenue	$2,413	100%	$7,779	100%
Cost of Revenue (exclusive of depreciation /amortization)	1,691	70%	6,072	78%
Research and Development	175	7%	54	1%
Sales and Marketing	294	12%	1,101	14%
General and Administrative	1,077	45%	1,364	18%
Depreciation and Amortization	343	14%	712	9%
Other Income		0%	—	0%
Interest expense	80	3%	415	5%
Income tax	2	0%	4	0%
Net income (loss)	$(1,249)	(52)%	$(1,943)	(25)%

Three Months Ended September 30, 2024 and September 30, 2023

Revenue from operations

	Three Months Ended
	September 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Revenue	$2,413	$7,779	$(5,366)	(69)%

Revenue decreased by $5.4 million, or 69% to $2.4 million for the quarter ended September 30, 2024, as compared to $7.8 million for the quarter ended September 30, 2023. Revenue from Software Services, Managed Services and support and Platform services have reduced resulting in decrease in revenue. The revenue reduction is due to a loss of revenue from a major customer.

Our top 5 customers accounted for 61% of the revenue in quarter ended September 30, 2024, and 79% during quarter ended September 30, 2023, respectively.

The following table has the breakdown of our revenues for the quarter ended September 30, 2024, and 2023 for each of our top 5 customers. Top 5 customers in 2024 are not the same for 2023.

Top Five Customers Revenue for three months ended September 30, 2024 and 2023.

2024

(In thousands, except percentages)

Customer	Amount	% of Revenue
Customer 1	$500	21%
Customer 2	300	12%
Customer 3	261	11%
Customer 4	236	10%
Customer 5	$174	7%

2023

(In thousands, except percentages)

Customer	Amount	% of Revenue
Customer 1	$4,168	54%
Customer 2	714	9%
Customer 3	492	6%
Customer 4	427	5%
Customer 5	$339	4%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended
	September 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Software Services	$283	$3,780	(3,497)	(93)%
Managed Services and Support	217	388	(171)	(44)%
Platform Services	—	—	—	(0)%
Total Revenue	$500	$4,168	(3,668)	(88)%

Revenue from Customer 1 has decreased by $3.7 million, or 88% to $0.5 million for the quarter ended September 30, 2024, as compared to $4.2 million for the quarter ended September 30, 2023.The top customer 1 is not the same for September 2024.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended
	September 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Cost of Revenue (exclusive of depreciation /amortization)	$1,691	$6,072	$(4,381)	(72)%

Cost of revenue, excluding depreciation and amortization decreased by $4.4 million, or 72%, to $1.7 million for the quarter ended September 30, 2024, as compared to $6.1 million for the quarter ended September 30, 2023. The reduction is in proportion to reduction to revenue.

Research and Development

	Three Months Ended
	September 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Research and Development	$175	$54	$121	224%

Research and Development expenses increased by $0.2 million, or 224% to $0.21 million for the quarter ended September 30, 2024, as compared to $0.05 million for the quarter ended September 30, 2023. The cost has increased on account of new research being done on readabl.ai.

Sales and Marketing

	Three Months Ended
	September 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Sales and Marketing	$294	$1,101	$(807)	(73)%

Sales and Marketing expenses decreased by $0.8 million, or 73% to $0.3 million for the quarter ended September 30, 2024, as compared to $1.1 million for the quarter ended September 30, 2023, this is primarily due to reduction in headcount and stock compensation expenses.

General and Administrative

	Three Months Ended
	September 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
General and Administrative	$1,077	$1,364	$(287)	(21)%

General and Administrative expenses decreased by $0.3 million, or 21% to $1.1 million for the quarter ended September 30, 2024, as compared to $1.4 million for the quarter ended September 30, 2023, this is primarily due to reduction in headcount.

Depreciation and amortization

	Three Months Ended
	September 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$343	$712	$(369)	(52)%

Depreciation and amortization expenses decreased by $0.4 million, or 52% to $0.4 million for the quarter ended September 30, 2024, as compared to $0.7 million for the quarter ended September 30, 2023, this primarily due to completion of useful life for Customer relationships and Product Development.

Interest expense

	Three Months Ended
	September 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Interest expense	$80	$415	$(335)	(81)%

Interest expenses increased by $0.3 million, or 81% to $0.08 million for the quarter ended September 30, 2024, as compared to $0.42 million for the quarter ended September 30, 2023, the decrease was due to repayment of funding acquired.

Provision for Income Taxes

	Three Months Ended
	September 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Income taxes	$2	$4	$(2)	(50)%

Income tax decreased by $0.002 million, or 50% to $0.002 million for the quarter ended September 30, 2024, as compared to $0.004 million for the quarter ended September 30, 2023.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We manage and report our business under three operating segments which are Software Services, Managed Services and Support and Platform Services.

	Three Months Ended
	September 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Software Services	$775	$4,918	$(4,143)	(84)%
Managed Services and Support	1,571	2,456	(885)	(36)%
Platform Services	67	405	(338)	(84)%
Revenue	$2,413	$7,779	$(5,366)	(69)%

Revenue from Software Services decreased by $4.1 million, or 84% to $0.8 million for the quarter ended September 30, 2024, as compared to $5.0 million for the quarter ended September 30, 2023. Revenue from Managed Services and Support decreased by $0.9 million, or 36% to $1.6 million for the quarter ended September 30, 2024, as compared to $2.5 million for the quarter ended September 30, 2023. Revenue from Platform Services decreased by $0.3 million, or 84% to $0.07 million for the quarter ended September 30, 2024, as compared to $0.4 million for the quarter ended September 30, 2023.

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

Cost of Revenue

	Three Months Ended
	September 30,		Changes
	2024	2023	Amount	%
	(In thousands, except percentages)
Software Services	$531	$4,076	$(3,545)	(87)%
Managed Services and Support	1,117	1,747	(630)	(36)%
Platform Services	43	249	(206)	(83)%
Cost of Revenue	$1,691	$6,072	$(4,381)	(72)%

Cost of Revenue from Software Services decreased by $3.5 million, or 87% to $0.5 million for the quarter ended September 30, 2024, as compared to $4.1 million for the quarter ended September 30, 2023. Cost of Revenue from Managed Services and Support decreased by $0.6 million, or 36% to $1.1 million for the quarter ended September 30, 2024, as compared to $1.7 million for the quarter ended September 30, 2023. Cost of Revenue from Platform Services decreased by $0.2 million, or 83% to $0.04 million for the quarter ended September 30, 2024, as compared to $0.25 million for the quarter ended September 30, 2023.

Segment operating profits by reportable segment were as follows:

Operating profit by Operating Segment

	Three months Ended
	September 30,		Changes
	(In thousands)
	2024	2023	Amount	%
Software Services	$(188)	$(703)	$515	74%
Managed Services and Support	454	709	(255)	(29)%
Platform Services	(152)	102	(254)	249%

Total segment operating (loss) profit	114	108	6	6%
Less: unallocated costs	1,281	1,632	(351)	(21)%
Income (loss) from operations	(1,167)	(1,524)	357	23%
Other Income	—	—	—	(0)%
Interest expense	(80)	(415)	335	81%
Net income (loss) before income tax expenses	$(1,247)	$(1,939)	$692	36%

Operating loss from Software Services decreased by $0.5 million, or 74% to ($0.2) million for the quarter ended September 30, 2024, as compared to operating loss of $0.7 million for the quarter ended September 30, 2023. Operating profit from Managed Services and Support decreased by $0.2 million, or 29% to $0.5 million for the quarter ended September 30, 2024, as compared to $0.7 million for the quarter ended September 30, 2023. Operating loss from Platform Services increased by $0.2 million, or 249% to ($0.1) million for the quarter ended September 30, 2024, as compared to $ 0.1 million for the quarter ended September 30, 2023.

Liquidity and Capital Resources

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company’s liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the three months ended September 30, 2024, financial statement is 0.3 compared to 0.7 for the financial year ended December 31, 2023.

The Company’s current debt equity ratio, based on the three months ended September 30, 2024, financial statement is -1.33, for the quarter ended September 30, 2024, compared to 8.99 for the quarter ended December 31, 2023. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

Sources of Liquidity

As of September 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $0.03 million. We believe that our cash and cash equivalents as of September 30, 2024, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

	As of	As of
	September 30,	September 30,
	2024	2023
	(In thousands)
Cash and cash equivalents	$28	$75
Short-term investments	—	—
Total cash, cash equivalents and short-term investments	$28	$75

As of September 30, 2024, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $0.03 million.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	As of	As of
	September 30,	September 30,
	2024	2023
	(In thousands)
Cash flows provided by operating activities	$(33)	$(2,826)
Cash flows used in investing activities	-	(7)
Cash flows provided by financing activities	(1,174)	1,567
Net increase in cash and cash equivalents	$(1,206)	$(1,266)

Operating Activities

Net Cash generated (used) by operating activities during the six months ended September 30, 2024, was $(0.03) million compared to $(2.86) million for the six months ended September 30, 2023.

Investing Activities

Net cash used in investing activities was $0 for the six months ended September 30, 2024, and $ (0.007) million for the six months ended September 30, 2023.

Financing Activities

Cash (outflow)/inflow from financing activities was $(1.1) million for the six months ended September 30, 2024, and $1.5 million for the six months ended September 30, 2023.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 18, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 21, 2024 , the Company issued 1,600,000 shares of newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) of the Company, each convertible into 10 common shares of the Company, at the holder’s option (subject to shareholder’s approval), for a total consideration of at $4.50 per share of Series B Preferred Stock valuing the transferred assets at USD 7.20 million.

The said issuance was pursuant to the terms of the Asset Transfer Agreement, dated October 21, 2024, by and between the Company and SecureKloud Technologies, Inc., (“Parent”), a Nevada corporation, pursuant to which the Company acquired substantially all of the business, assets, and operations relating to cloud and technology domain of the Parent. This issuance, and sale was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333- 259180, initially filed on August 30, 2021)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.4	Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.5	Series A Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.6	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated October 22, 2024 (Incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2024.)
10.1	Asset Transfer Agreement, by and between Healthcare Triangle, Inc. and SecureKloud Technologies, Inc., dated October 21, 2024 (Incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2024.)
21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 8, 2022.)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRIANGLE, INC.

Date: November 14, 2024	/s/ Dave Rosa
Dave Rosa
Chairman of the Board and Director

Date: November 14, 2024	/s/ Lakshmanan Kannappan
Lakshmanan Kannappan
Interim Business Head
(Principal executive officer)

Date: November 14, 2024	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran
Chief Financial Officer (principal financial and accounting officer)