Form 10-K/A
period 2023-12-31
Healthcare Triangle, Inc.
filed 2025-02-18
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

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

As of February 14, 2025, 6,401,824 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

i

EXPLANATORY NOTE

This Annual Report on Form 10-K (this “Form 10-K”) of Healthcare Triangle, Inc., a Delaware corporation, (the “Company,” “we,” “our,” or “us”) for the year ended December 31, 2023, includes consolidated comparative financial statements and disclosures which have been restated from the Form 10-K previously filed for the year ended December 31, 2023, with the Securities and Exchange Commission (the “SEC”) on March 18, 2024 (the “2023 Original Filing”).

Restatement of the Financial Statement for Fiscal Year Ended December 31, 2023

This Form 10-K restates the 2023 Original Filing and related disclosures, The Company engaged M&K CPAS PLLC (“New Auditing Firm” or “New Auditors”) on May 08, 2024, to replace the previous auditing firm, BF Borgers CPA PC (“Borgers”), and to reaudit the financial statements for the years ended December 31, 2022 and December 31, 2023.

During the 2024 audit that was in progress, on May 3, 2024, the SEC entered, and the Company became aware of, an order instituting settled administrative and cease-and-desist proceedings against Borgers, which order includes denying Borgers the privilege of appearing or practicing before the SEC as an accountant.

During the 2023 reaudit, procedures were applied that led the Company and the new auditors to believe sufficient audit procedures were not performed by Borgers when auditing the 2022 and 2023 financial statements. The Audit Committee of the Board of Directors of the Company was made aware of prior period errors by M&K and the adjustments suggested by M&K were agreed to by the management of the Company have been disclosed under “Restatement of Previously Issued Financials”.

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

v

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

Background

As of December 31, 2023, SecureKloud Technologies, Inc., f/k/a 8K Miles Software Services, Inc., a Nevada corporation (the “Parent”), owns approximately 59.18% of the Company. Our Parent is 60.71% owned by SecureKloud Technologies Ltd., a publicly traded Indian company.

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

Holders

As of February 12, 2025, there were 42 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

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

Sales and marketing

Sales and marketing expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, travel, discretionary incentive compensation, employment taxes, severance, and equity compensation costs for our employees engaged in sales, sales support, business development, and marketing. Sales and marketing expense also includes operating expenses for marketing programs, research, trade shows, and brand messages, and public relations costs.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Twelve Months Ended
	December 31,
	(In thousands)
	2023	% of Sales	2022	% of Sales
Revenue	$33,203	100%	$45,886	100%
Cost of revenue (exclusive of depreciation /amortization)	26,426	80%	34,591	75%
Research and development	799	2%	8,138	18%
Sales and marketing	4,670	14%	6,650	14%
General and administrative	5,727	17%	5,522	12%
Depreciation and amortization	1,566	5%	2,942	6%
Impairment expense	1,710	5%	4,366	10%
Other income	(12)	0%	(1,081)	(2)%
Gain on revaluation	-	0%	(1,602)	(3)%
Interest expense	968	3%	212	0%
Income taxes	35	0%	63	0%
Deferred tax	-	0%	443	1%
Net (loss)	$(8,686)	(26)%	$(14,358)	(31)%

Twelve Months Ended December 31, 2023, and 2022

Revenue from operations

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Revenue	$33,203	$45,886	$(12,683)	(28)%

Revenue decreased by $12.7 million, or 28% to $33.2 million for the twelve months ended December 31, 2023, as compared to $45.9 million for the twelve months ended December 31, 2022. Revenue from Software Services, Managed Services and Support and Platform Services revenue have decreased in the current year.

Our top 5 customers accounted for 78% of revenue during the twelve months ended December 31, 2023 and 69% during the twelve months ended December 31, 2022, respectively.

The following table has the breakdown of our revenues for the twelve months ended December 31, 2023 and 2022 for each of our top 5 customers.

Top Five Customers’ Revenue for Twelve months ended December 31, 2023

Customer	Amount (In thousands)	% of Revenue
Customer 1	$17,322	52%
Customer 2	3,114	9%
Customer 3	2,286	7%
Customer 4	2,011	6%
Customer 5	$1,751	5%

Top Five Customers’ Revenue for Twelve months ended December 31, 2022

Customer	Amount (In thousands)	% of Revenue
Customer 1	$17,736	39%
Customer 2	5,598	12%
Customer 3	4,676	10%
Customer 4	3,698	8%
Customer 5	$1,585	3%

The following table provides details of Customer 1 revenue by operating segments:

	Twelve Months Ended December 31,
	(In thousands)		Changes
	2023	2022	Amount	%
Software services	$15,599	$14,469	$1,130	8%
Managed services and support	1,723	3,267	(1,544)	(47)%
Platform services	—	—	—	—
Total Revenue	$17,322	$17,736	$(414)	(2)%

Revenue from Customer 1 decreased by $0.4 million, or 2% to $17.3 million for the twelve months ended December 31, 2023, as compared to $17.7 million for the twelve months ended December 31, 2022. Software Services revenue increased by $1.1 million or 8% to $15.6 million for the twelve months ended December 31, 2023, as compared to $14.5 million for the twelve months ended December 31, 2022. Managed Services and Support revenue decreased by $1.5 million, or 47% to $1.7 million for the twelve months ended December 31, 2023, as compared to $3.3 million for the twelve months ended December 31, 2022.

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

Research and development

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Research and development	$799	$8,138	$(7,339)	(90)%

Research and development expenses decreased by $7.3 million, or 90% to $0.8 million for the twelve months ended December 31, 2023, as compared to $8.1. million for the twelve months ended December 31, 2022.

Sales and marketing

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Sales and marketing	$4,670	$6,650	$(1,980)	(30)%

Sales and marketing expenses decreased by $1.98 million, or 30% to $4.7 million for the twelve months ended December 31, 2023, as compared to $6.7 million for the twelve months ended December 31, 2022.

General and administrative

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
General and administrative	$5,727	$5,522	$205	4%

General and administrative expenses increased by $0.20 million, or 4 % to $5.7 million for the twelve months ended December 31, 2023, as compared to $5.5 million for the twelve months ended December 31, 2022.

Depreciation and amortization

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Depreciation and amortization	$1,566	$2,942	$(1,376)	(47)%

Depreciation and amortization expenses decreased by $1.4 million, or 47% to $1.6 million for the twelve months ended December 31, 2023, as compared to $2.9 million for the twelve months ended December 31, 2022.

Impairment expense

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Impairment expense	$1,710	$4,366	$(2,656)	(61)%

Impairment expenses decreased by $2.7 million, or 61% to $1.7 million for the twelve months ended December 31, 2023, as compared to $4.3 million for the twelve months ended December 31, 2022.

Interest expense

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Interest expense	$968	$212	$756	357%

Interest expenses increased by $0.7 million, or 357% to $1.0 million for the twelve months ended December 31, 2023, as compared to $0.2 million for the twelve months ended December 31, 2022, this is primarily due to short term funding.

Gain on forgiveness of PPP loan

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Gain on forgiveness	$-	$1,081	$(1,081)	(100)%

The gain on forgiveness of PPP loan decreased by $1 million, or 100% to $0 million for the twelve months ended December 31, 2023, as compared to $1 million for the twelve months ended December 31, 2022.

Gain on revaluation

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Gain on revaluation	$-	$1,602	$(1,602)	(100)%

The gain on revaluation decreased by $1.6 million, or 100% to $0 million for the twelve months ended December 31, 2023, as compared to $1.6 million for the twelve months ended December 31, 2022.

Provision for income taxes

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Income tax	$35	$63	$(28)	(44)%

Income tax decreased by $0.03 million, or 44% to $0.04 million for the twelve months ended December 31, 2023, as compared to $0.06 million for the twelve months ended December 31, 2022, this represents state taxes.

Deferred tax

	Twelve Months Ended December 31, (In thousands)		Changes
	2023	2022	Amount	%
Deferred tax	$-	$443	$(443)	(100)%

Deferred tax decreased by $0.4 million, or 100% to $0 million for the twelve months ended December 31, 2023, as compared to $0.4 million for the twelve months ended December 31, 2022.

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

Segment operating profits by reportable segment were as follows:

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2023	2022	Amount	%
Software Services	$(2,930)	$(1,174)	$(1,756)	(150)%
Managed Services and Support	2,657	4,593	(1,936)	(42)%
Platform Services	(226)	(6,907)	6,681	97%
Total segment operating loss	(499)	(3,488)	2,989	(86)%
Less: unallocated costs	7,196	12,835	(5,639)	(44)%
Income from operations	(7,695)	(16,323)	8,628	(53)%
Other Income (PPP)	12	1,081	(1,069)	(99)%
Gain on revaluation	-	1,602	(1,602)	(100)%
Interest expense	(968)	(212)	(756)	357%
Net loss before income tax	$(8,651)	$(13,852)	$5,201	(38)%

Operating loss from Software Services increased by $1.7 million, or 150% to $2.9 million for the twelve months ended December 31, 2023, as compared to $1.1 million for the twelve months ended December 31, 2022. Operating profit from Managed Services and Support decreased by $1.9 million, or 42% to $2.6 million for the twelve months ended December 31, 2023, as compared to $4.6 million for the twelve months ended December 31, 2022. Operating loss from Platform Services decreased by $6.7 million, or 97 % to $0.2 million for the twelve months ended December 31, 2023, as compared to $3.5 million for the twelve months ended December 31, 2022

Liquidity and Capital Resources

	As of	As of
	December 31,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$1,234	$1,341
Total cash, cash equivalents and short-term investments	$1,234	$1,341

	As of	As of
	December 31,	December 31,
	2023	2022
	(In thousands)
Cash flows used in operating activities	$(2,151)	$(5,353)
Cash flows used in investing activities	(12)	(1,134)
Cash flows provided by financing activities	2,056	6,058
Net increase (decrease) in cash and cash equivalents	$(107)	$(429)

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

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company’s liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, as of December 31, 2023 is 0.74 compared to 1.22 as of December 31, 2022.

The Company’s current debt equity ratio, as on December 31, 2023 is (3.2), compared to 0.54 as on December 31, 2022. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

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

Operating Activities

Net cash used in operating activities was $2 million for the twelve months ended December 31, 2023, and net cash used in operations was $5 million for the twelve months ended December 31, 2022.

Investing Activities

Net cash used in investing activities was $0.012 million for the twelve months ended December 31, 2023, and $1,134 million for the twelve months ended December 31, 2022.

Financing Activities

Cash flows from financing activities were $2 million for the twelve months ended December 31, 2023, and $6 million for the twelve months ended December 31, 2022. During the year 2023, the company raised an aggregate gross amount of $5.2 million through Senior Secured 15% Original Issue Discount Convertible Promissory Note. The first tranche of $2 million was received during the period ended December 31, 2023.

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

HEALTHCARE TRIANGLE, INC.

Consolidated Financial Statements

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Healthcare Triangle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Triangle, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the 2023 and 2022 financial statements have been restated to correct misstatements discovered during the two-year period.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Intangible Assets

As discussed in Note 2 and 5 to the financial statements, the Company acquired two entities during 2020 and 2021 accounted for as business combinations, which required assets and liabilities assumed to be measured at their acquisition date fair values. The Company capitalized software development costs paid to a related party during 2022 and prior. At least annually, goodwill is to be evaluated for impairment. Certain intangible assets are required to be assessed annually for impairment based if it is determined that there are impairment indicators. Auditing management’s evaluation of the impairment of goodwill and intangible assets can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not easily able to be substantiated.

Given these factors and due to significant judgements made by management, the related audit effort in evaluating management’s judgments in evaluation of intangible assets required a high degree of auditor judgment.

The procedures performed included evaluation of the methods and assumptions used by the Company, tests of the data used and an evaluation of the findings. We evaluated and tested the Company’s significant judgments that determine the impairment evaluation of intangible assets.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

February 14, 2025

HEALTHCARE TRIANGLE INC

Consolidated Balance Sheets

	December 31,
	2023	2022
	(Restated)	(Restated)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,234	$1,341
Accounts receivable	3,595	5,865
Other current assets	824	816
Total current assets	5,653	8,022
Property and equipment, net	44	80
Intangible assets, net	857	4,085
Due from affiliates	304	1,075
Total assets	$6,858	$13,262

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,953	$1,481
Short term borrowing	3,788	2,685
Other current liabilities	1,911	2,431
Total current liabilities	7,652	6,597
Long-term liabilities
Contingent Consideration	500	625
Convertible Notes	97	—
Total current and long-term liabilities	8,249	7,222

Stockholders’ equity (deficit)
Preferred stock, par value $0.00001; 10,000,000 authorized	—	—
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share) issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	—	—
Common stock, par value $0.00001; 100,000,000 authorized 4,308,822 and 4,170,953 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	—	—
Additional paid-in capital	26,211	24,956
Retained earnings	(27,602)	(18,916)
Total stockholders’ equity (deficit)	(1,391)	6,040
Total liabilities and stockholders’ equity (deficit)	$6,858	$13,262

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022
	(Restated)	(Restated)
	(In thousands)
Net revenue	$33,203	$45,886

Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,426	34,591
Operating expenses
Research and development	799	8,138
Sales and marketing	4,670	6,650
General and administrative	5,727	5,522
Depreciation and amortization	1,566	2,942
Impairment expense	1,710	4,366
Total operating expenses	14,472	27,618
Loss from operation	(7,695)	(16,323)
Other income	12	-
Income from payroll protection program	-	1,081
Gain on revaluation of contingent consideration	-	1,602
Interest expense	(968)	(212)
Loss before income tax	(8,651)	(13,852)
Provision for income tax	(35)	(506)
Net loss	$(8,686)	$(14,358)
Net loss per common share—basic and diluted	$(2.08)	$(3.88)

Weighted average shares outstanding used in per common share computations:
Basic and diluted	4,179,140	3,698,555

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Restated)

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity (Deficit)
					(In thousands)

Balance at December, 2021	6,000	$0	3,526,083	$-	$18,799	$(4,558)	$14,241
Net loss	-	-	-	-	-	(14,358)	(14,358)
Issue of stock options (ISO/NSO)	-	-	-	-	257	-	257
Shares issued for services	-	-	22,500	-	124	-	124
Issuance of common stock in connection with Private Placement	-	-	393,000	-	3,580	-	3,580
Issuance of warrants in connection with Private Placement	-	-	216,756	-	2,308	-	2,308
Common stock repurchased	-	-	-	-	(141)	-	(141)
Cash collected on common stock options	-	-	12,614	-	29	-	29
Balance at December 31, 2022	6,000	$0	4,170,953	$-	$24,956	$(18,916)	$6,040
Issue of stock options (ISO/NSO)	-	-	-	-	166	-	166
Shares issued for cash	-	-	76,923	-	500	-	500
Shares issued for services	-	-	30,000	-	108	-	108
Shares issued for contingent consideration	-	-	31,250	-	125	-	125
Net loss	-	-	-	-	-	(8,686)	(8,686)
Rounding shares issued for stock split	-	-	(304)	-	-	-	-
Relative fair value of warrants issued with convertible debt	-	-	-	-	356	-	356
Balance at December 31, 2023	6,000	$0	4,308,822	$-	$26,211	$(27,602)	$(1,391)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Cash Flows

	Years Ended December 31
	2023	2022
	(Restated)	(Restated)
	(In thousands)
Cash flows from operating activities
Net loss	$(8,686)	$(14,358)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,566	2,942
Impairment expense	1,710	4,366
Common stock issued for services	108	124
Income from payroll protection program	-	(1,081)
Other income	(12)	-
Gain on revaluation	-	(1,602)
Interest on lease payment/payroll protection program	—	29
Stock compensation expenses	166	257
Bad debt expense	—	222
Changes in operating assets and liabilities:
Accounts receivable	2,270	3,585
Other current assets	(8)	(454)
Due from related party	771	(259)
Accounts payable and accrued expenses	484	(392)
Other current liabilities	(520)	1,268
Contingent consideration	—	—
Net cash used in operating activities	(2,151)	(5,353)

Cash flows from investing activities
(Purchase)/sale of property and equipment	(12)	(40)
Increase in intangible assets	-	(1,094)
Investment in subsidiary	—	—
Net cash used in investing activities	(12)	(1,134)

Cash flows from financing activities
Increase in capital	-	-
Stock options exercised	-	29
Increase / (decrease) in short term borrowing	1,556	476
Principal payment on finance leases	—	(194)
Proceeds from sale of common stock	500	5,888
Repurchases of common stock	—	(141)
Increase in paycheck protection program loan	—	—
Net cash provided by financing activities	2,056	6,058
Net decrease in cash and cash equivalents	(107)	(429)

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	1,341	1,770
Cash and cash equivalents at the end of the period	$1,234	$1,341

Supplementary disclosure of cash flows information
Interest	$968	$212
Income taxes	35	357
Non-cash flows information
Exchange of third party debt for third party debt	-	1,709
Contingent consideration settled with common stock	125	-
Relative fair value of warrants issued with convertible debt	356	-

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

Restatement of Previously Issued Financials

After the initial issuance of the Company’s 2023 financial statements on March 18, 2024, management reconsidered the estimate previously applied. The impact of the adjustments is listed in the notes below. The following table summarizes the impacts of the changes in estimates on the Company’s financial statements for each of the periods presented below:

The following table summarizes the impact of the changes in estimates on the Company’s financial statements for the year ended December 31, 2023:

	Impact of changes in estimates
	As previously reported	Adjustments	As restated December 31, 2023
Assets
Cash and cash equivalents	$1,234	$-	$1,234
Accounts receivable (i)	3,236	359	3,595
Other current assets (ii)	1,259	(435)	824
Total current assets	5,729	(76)	5,653
Property and equipment, net	44	-	44
Intangible assets, net (iii)	3,972	(3,115)	857
Due from affiliates	304	-	304
Total assets	$10,049	$(3,191)	$6,858

Liabilities and stockholders’ equity (deficit)
Accounts payable	$1,953	$-	$1,953
Warrants liability (iv)	954	(954)	-
Short term borrowing (i)	3,429	359	3,788
Other current liabilities (v)	1,787	124	1,911
Total current liabilities	8,123	(471)	7,652

Contingent consideration	500	-	500
Convertible notes (ii & vi)	888	(791)	97
Total current and long-term liabilities	9,511	(1,262)	8,249

Preferred stock, par value $0.00001; 10,000,000 authorized Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	-	-	-
issued and outstanding as of December 31, 2023.
Common stock, par value $0.00001; 100,000,000 authorized 4,308,822 issued and outstanding as of December 31, 2023	-	-	-
Additional paid-in capital (vii)	25,443	768	26,211
Accumulated other comprehensive income (loss)	-	-	-
Retained earnings (viii)	(24,905)	(2,697)	(27,602)
Total stockholders’ equity (deficit)	538	(1,929)	(1,391)
Total liabilities and stockholders’ equity (deficit)	$10,049	$(3,191)	$6,858

Notes:

(i)	Collection from customer $359 reflected in Seacoast collection account in January 2024, reported earlier as collected adjusted to accounts receivable. Corresponding impact given in short term borrowing.
(ii)	The Company recorded $435 as debt issuance cost for the period ending December 31, 2023.
(iii)	Written off $3,115 to record loss due to impairment.
(iv)	The Company adopted ASU 2020-06 in financial year 2023 using the relative fair value method and recorded debt discount; and an allocation of $954 towards warrant was recorded as additional paid-in capital using the relative fair value method.
(v)	Adjustment of additional general cost accrual of $124
(vi)	Adjustment to record debt discount for the relative fair value of warrants issued with convertible debt during FY 2023
(vii)	Adjustment of $205 to remove unsupported debit balance included in liabilities, $356 relative fair value of warrant, $56 additional professional fees and $149 related to ESOP cost adjustments.
(viii)	There was an impact of $6,351 to retained earnings in 2023 from adjustments in 2022. Net P&L effect in 2023 went down by $3,655. Hence, the difference is the $2,697 change.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Operations

	Impact of changes in estimates
	As previously reported	Adjustments	As restated December 31, 2023
Net revenue	$33,203	$-	$33,203

Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,426	-	26,426

Operating expenses
Research and development expenses	799	-	799
Sales and marketing	4,670	-	4,670
General and administrative (i)	5,424	303	5,727
Impairment expense (ii)	-	1,710	1,710
Depreciation and amortization (iii)	7,232	(5,666)	1,566
Total operating expenses	18,125	(3,653)	14,472

Income from Operation (loss)	(11,348)	3,653	(7,695)
Other income	12	-	12
Interest expense	(968)	-	(968)
Income (loss) before income taxes	(12,304)	3,653	(8,651)
Provision for income taxes (vi)	(35)	(443)	(506)
Total income tax (expense) / benefit	(35)	-	(35)
Net income (loss)	$(12,339)	$3,653	$(8,686)
Change for basic and diluted EPS:
Net income per common share—basic	(2.92)	0.84	(2.08)
Net income per common share—diluted	(2.92)	0.84	(2.08)
Weighted average shares outstanding used in per common share computations:
Basic and diluted	4,228,741	(49,601)	4,179,140

Notes:

(i)	Adjustment of additional cost accrual.

(ii)	Impairment expense related to Devcool Inc intangibles recorded in FY 2023 and reclassification of amortization expense.

(iii)	Write back of amortization due to intangible write-off and reclassification of impairment expense.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional paid-up	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	capital	Earnings	Equity (Deficit)
As previously reported	6,000	-	4,308,822	1	$24,443	$(24,905)	$538

Adjustments (i) & (ii)	-	-	-	(1)	768	(2,697)	(1,929)

As restated December 31, 2023	6,000	-	4,308,822	-	$26,211	$(27,602)	$(1,391)

Notes:

(i)	Adjustment to record Debt discount $356, ESOP cost true-up $149, Professional fees $56, and unsupported debit balance $205.

(ii)	There was impact of $6,351 in retained earnings in 2023 from adjustments in 2022. Net P&L effect in 2023 decreased by $3,655. The difference is $2,697.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Cash Flows

	Impact of changes in estimates
	As previously reported	Adjustments	As restated December 31, 2023
Cash flows from operating activities
Net loss	$(12,339)	$3,653	$(8,686)

Adjustment to reconcile net loss to net cash provided by
Depreciation and amortization (i)	7,232	(5,666)	1,566
Impairment expense (ii)	-	1,710	1,710
Income from PPP	-	-	-
Other Income (iii)	-	(12)	(12)
Common stock issued for services (iv)	51	57	108
Stock compensation expenses (v)	17	149	166
Changes in operating assets and liabilities:
(Increase) / decrease in:
Accounts receivable (vi)	2,356	(86)	2,270
Other current assets (vii)	(443)	435	(8)
Due from related party	771	-	771
Increase / (decrease) in:
Accounts payable and accrued expenses (iii)	472	12	484
Other current liabilities (viii)	271	(791)	(520)

Net cash used in operating activities	(1,612)	(539)	(2,151)

Cash flows from investing activities
(Purchase) / sale of property and equipment (ix)	(13)	1	(12)
(Increase) / decrease in intangible assets	-	-	-

Net cash used in investing activities	(13)	1	(12)

Cash flows from financing activities
Increase / (decrease) in short term borrowing (vi)	1,018	538	1,556
Increase in additional paid-in capital	500	-	500

Net cash provided by financing activities	1,518	538	2,056

Net increase / (decrease) in cash and cash equivalents	$(107)	$-	$(107)

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	$1,341	$-	$1,341
Cash and cash equivalents at the end of the period	$1,234	$-	$1,234

Supplementary disclosure of cash flows information
Interest	$968	$-	$968
Income taxes	$35	$-	$35
Non-cash flows information:
Contingent consideration settled with common stock (x)	$-	$125	$125
Relative fair value of warrants issued with convertible debt (xi)	$-	$356	$356

Notes:

(i)	Write back of amortization due to intangible write-off and reclassification of impairment.

(ii)	Reclassification and impairment of intangible relating to Devcool Inc acquisition.

(iii)	Adjustment $12 related to reclassification from accounts payable and accrued expenses

(iv)	Adjustment related to fair value of shares issued for Professional fees of $56

(v)	Adjustment related to ESOP cost true-up $149

(vi)	Adjustment related to Seacoast collection account in January 2024, reported earlier as collected adjusted to accounts receivable. Corresponding impact given in short term borrowing.

(vii)	The Company recorded $435 as debt issuance cost for the period ending December 31, 2023.

(viii)	Adjustments related to accrued professional fees and tax liability.

(ix)	Sale of fixed assets.

(x)	Contingent consideration from Devcool Inc acquisition settled by issuing common stocks.

(xi)	Adjustment to record debt discount for the relative fair value of warrants issued with convertible debt during FY 2023.

The following table summarizes the impact of the changes in estimates on the Company’s financial statements for the year ended December 31, 2022:

	Impact of changes in estimates
	As previously reported	Adjustments	As restated December 31, 2022
Assets
Cash and cash equivalents	$1,341	$-	$1,341
Accounts receivable (i)	5,592	273	5,865
Other current assets	816	-	816
Total current assets	7,749	273	8,022
Property and equipment, net	80	-	80
Intangible assets, net (ii)	10,570	(6,485)	4,085
Goodwill (iii)	1,289	(1,289)	-
Due from affiliates	1,075	-	1,075
			-
Total assets	$20,763	$(7,501)	$13,262

Liabilities and stockholders’ equity (deficit)
Accounts payable	1,481	-	1,481
Warrants liability (iv)	55	(55)	-
Short term borrowing (i)	2,412	273	2,685
Other current liabilities (v)	2,200	231	2,431
Total current liabilities	6,148	449	6,597

Contingent consideration (vi)	2,227	(1,602)	625
Total current and long-term liabilities	8,375	(1,153)	7,222

Preferred stock, par value $0.00001; 10,000,000 authorized Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	-	-	-
issued and outstanding as of December 31,2022.
Common stock, par value $0.00001; 100,000,000 authorized 4,170,953 shares issued and outstanding as of December 31, 2022	-	-	-
Additional paid-in capital	24,956	-	24,956
Accumulated other comprehensive income (loss)	-	-	-
Retained earnings (vi)	(12,568)	(6,348)	(18,916)
Total stockholders’ equity (deficit)	12,388	(6,348)	6,040

Total liabilities and stockholders’ equity (deficit)	$20,763	$(7,501)	$13,262

Notes:

(i)	Collection from customer $273 reflected in Seacoast collection account in January 2023, reported earlier as collected adjusted to accounts receivable. Corresponding impact given in short term borrowing.

(ii)	Adjustment of $2,185 relating to reclassification of intangible to R&D, $4,300 to impair the intangible from Devcool Inc acquisition.

(iii)	Adjustment of $1,289 to impair Goodwill from the Devcool, Inc. acquisition.

(iv)	Application of relative fair value method and allocation of $55 as retained earnings.

(v)	Adjustments related to accrued tax liability $442, $7 relating to adjustment of unsupported debit balance and reversal of general cost accrual $217. Net impact $231

(vi)	Adjustment to record revaluation gain on contingent liabilities.

(vii)	There was an impact of $1,893 retained earnings in 2022 from adjustments to 2021. Net P&L effect in 2022 went up by $4,455. Net impact of $6,348.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Operations

	Impact of changes in estimates
	As previously reported	Adjustments	As restated December 31, 2022
Net revenue	$45,886	$-	$45,886

Cost of revenue (exclusive of depreciation and amortization shown separately below)	34,591	-	34,591

Operating expenses
Research and development expenses (i)	5,954	2,184	8,138
Sales and marketing (ii)	6,808	(158)	6,650
General and administrative (ii)	5,575	(53)	5,522
Impairment expense (iii)	-	4,366	4,366
Depreciation and amortization (iv)	3,374	(432)	2,942
Total operating expenses	21,711	5,907	27,618

Income from Operation (loss)	(10,416)	(5,907)	(16,323)
Income from PPP	1,081	-	1,081
Gain on revaluation (v)	-	1,602	1,602
Interest expense	(212)	-	(212)
Income (loss) before income taxes	(9,547)	(4,305)	(13,852)
Provision for income taxes (vi)	(63)	(443)	(506)
Total income tax	(63)	(443)	(506)
Net loss	$(9,610)	$(4,748)	$(14,358)
Net income per common share—basic	(2.63)	1.25	(3.88)
Net income per common share—diluted	(2.63)	1.25	(3.88)

Weighted average shares outstanding used in per common share computations:
Basic and diluted	3,659,095	39,460	3,698,555

Notes:

(i)	Adjustment to expense portion of IP asset additions during FY 2022

(ii)	Adjustment of additional general cost accrual.

(iii)	Intangible of $4,366 recorded from the acquisition of Devcool Inc, earlier written-off in FY2023 has now been written-off in FY2022.

(iv)	Write back of amortization due to intangible write-off.

(v)	Revaluation gains of $1,602 on contingent consideration payable towards acquisition of Devcool Inc recorded in FY2022.

(vi)	Adjustment to remove unsupported deferred tax asset balance of $443.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional paid up	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	capital	Earnings	Equity (Deficit)
As previously reported	6,000	-	4,170,953	-	$24,956	$(12,568)	$12,388

Adjustments (i)	-	-	-	-	-	(6,348)	(6,348)

As restated December 31, 2022	6,000	-	4,170,9,53	-	$24,956	$(18,916)	$6,040

Notes:

(i)	There was an impact of $1,893 to retained earnings in 2022 from adjustments relating to 2021. Net P&L effect in 2022 increased by $4,455. Hence, the sum is $6,348.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Cash Flows

	Impact of changes in estimates
	As previously reported	Adjustments	As restated December 31, 2022
Cash flows from operating activities
Net loss	$(9,610)	$(4,748)	$(14,358)

Adjustment to reconcile net loss to net cash provided by
Depreciation and amortization (i)	3,374	(432)	2,942
Impairment expense (ii)	-	4,366	4,366
Income from PPP (iii)	(1,069)	(12)	(1,081)
Gain on revaluation of contingent consideration (iv)	-	(1,602)	(1,602)
Common stock issued for services	125	(1)	124
Stock compensation expenses	257	-	257
Interest on lease payment (iii)	17	12	29
Bad debt expense (v)	-	222	222

Changes in operating assets and liabilities:
(Increase) / decrease in:
Accounts receivable (vi)	4,081	(496)	3,585
Other current assets	(454)	-	(454)
Due from related party	(259)	-	(259)

Increase / (decrease) in:
Accounts payable and accrued expenses	(392)	-	(392)
Other current liabilities (vii)	1,330	(62)	1,268

Net cash used in operating activities	(2,600)	(2,753)	(5,353)

Cash flows from investing activities
(Purchase) / sale of property and equipment	(40)	-	(40)
(Increase) / decrease in intangible assets (viii)	(3,279)	2,185	(1,094)

Net cash used in investing activities	(3,319)	2,185	(1,134)

Cash flows from financing activities
ESOP exercised	29	-	29
Increase / (decrease) in short term borrowing (v)	203	273	476
Payment of Income Tax (ix)	(294)	294	-
Payment of lease liability	(194)	-	(194)
Increase in additional paid-in capital	5,888	-	5,888
Repurchases of common stock	(142)	1	(141)

Net cash provided by financing activities	5,490	568	6,058

Net decrease in cash and cash equivalents	$(429)	$-	$(429)

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	$1,770	$-	$1,770
Cash and cash equivalents at the end of the period	$1,341	$-	$1,341

Supplementary disclosure of cash flows information
Interest	$212	$-	$212
Income taxes	$63	$-	$63
Non-cash flow information:
Exchange of third-party debt for third party debt (x)	$-	$1,709	$1,709

Notes:

(i)	Write back of amortization due to intangible write-off and reclassification of impairment expense.

(ii)	A non-recurring impairment loss of $1,289 has been recognized in the financial statements for the reporting period. Intangible $3,077 recorded from the acquisition of Devcool Inc, earlier written-off in FY2023 has now been written-off in FY2022.

(iii)	The adjustment is due to Reclassification from interest on lease payment.

(iv)	Revaluation gains of $1,602 on contingent consideration payable towards acquisition of Devcool Inc recorded in FY2022.

(v)	Bad debts written off.

(vi)	Collection from customer reflected in Seacoast collection account in January 2023, reported earlier as collected adjusted to accounts receivable.

(vii)	Adjustment related to accrued professional fees.

(viii)	The adjustment is related to reclass of expense to Research & Development for the intellectual property that was not proven out.

(ix)	Reversal of provision for income tax.

(x)	The Company issued a Secured Promissory Note on December 10, 2021, to Go To Assistance, Inc. The Company repaid the note by settling $500,000 and transfer of debt of value $1,708,841 to Seacoast Business Finance.

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

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2023	2022	Amount	%
Software Services	$21,132	$25,883	$(4,751)	(18)%
Managed Services and Support	10,452	15,178	(4,726)	(31)%
Platform Services	1,619	4,825	(3,206)	(66)%
Revenue	$33,203	$45,886	$(12,683)	(28)%

Operating profit by Operating Segment

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2023	2022	Amount	%
Software Services	$(2,930)	$(1,174)	$(1,756)	(150)%
Managed Services and Support	2,657	4,593	(1,936)	(42)%
Platform Services	(226)	(6,907)	6,681	97%
Total segment operating profit (loss)	(499)	(3,488)	2,989	(86)%
Less: unallocated costs	7,196	12,835	(5,639)	(44)%
Income from operations	(7,695)	(16,323)	8,628	(53)%
Other Income	12	1,081	(1,069)	(99)%
Gain on revaluation	-	1,602	(1,062)	(100)%
Interest expense	(968)	(212)	(756)	357%
Net (loss) before income tax	$(8,651)	$(13,852)	$5,201	(38)%

Revenue from top 5 customers

Twelve Months Ended December 31,

2023

Customer	Amount (In thousands)	% of Revenue
Customer 1	$17,322	52%
Customer 2	3,114	9%
Customer 3	2,286	7%
Customer 4	2,011	6%
Customer 5	$1,751	5%

2022

Customer	Amount (In thousands)	% of Revenue
Customer 1	$17,736	39%
Customer 2	5,598	12%
Customer 3	4,676	10%
Customer 4	3,698	8%
Customer 5	$1,585	3%

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

The beginning and ending contract balances were as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Accounts Receivable	$3,595	$5,865

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

As of January 30, 2024, management has identified a significant change in circumstances arising from the loss of a major customer within our wholly owned subsidiary, Devcool Inc. Historically, this customer has accounted for approximately 45% to 50% of the Company’s business. However, recent developments have led to a substantial reduction in transactions with the company. Based on the impairment assessment, management determined that an impairment loss of $1,710 was necessary to reflect the reduced value of the customer relationship as at December 31, 2023, and $640 as at December 31, 2022, respectively and also an impairment loss of $2,437 was necessary to reflect value of the intellectual property which reflects the impact of the loss of the major customer on the Company’s financial position and results of operations. This impairment loss, which is a non-recurring expense, has been recognized in the financial statements for the reporting period ending on that date

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed.

The Company performs its annual goodwill impairment test as of January 30, 2024. Management has identified a significant change in circumstances arising from the loss of a major customer within our wholly owned subsidiary, Devcool Inc. Historically, this customer has accounted for approximately 45% to 50% of the Company’s business. However, recent developments have led to a substantial reduction in transactions with the company.

Based on the impairment assessment, it was determined that the carrying amount of goodwill exceeded its implied fair value, primarily due to the adverse impact of the loss of the major customer on the Company’s future cash flows and overall financial performance. Accordingly, a non-recurring impairment loss of $1.29 million has been recognized in the financial statements for the reporting period ending on that date.

The Company’s annual goodwill impairment test resulted in impairment of $1.29 million for the year ended December 31, 2022 and $0 for December 31, 2023.

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

	December 31, 2023
	Fair Value Measured Using
	(In thousands)
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Acquisition-related contingent consideration	—	—	$500	$500

	December 31, 2022
	Fair Value Measured Using
	(In thousands)
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Acquisition-related contingent consideration	—	—	$625	$500

Stock-Based Compensation

The Company accounts for stock-based awards to employees and consultants in accordance with applicable accounting principles, which require compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options over the instruments vesting period. Options awarded to purchase shares of common stock issued to non-employees do not need to be remeasured as per ASU 2018-07 principles.

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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the year ended December 31, 2023 and 2022 were $526 and $1,162 respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the year ended December 31, 2023 and 2022 sales to five major customers accounted for approximately 80% and 73% of total revenue respectively. For the year ended December 31, 2023 and year ended December 31, 2022 accounts receivable from five major customers accounted for approximately 77% and 71% of the total accounts receivables.

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

Depreciation expenses for the year ended December 31, 2023, and December 31, 2022, were $48 and $34, respectively.

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

Intangible assets consist of the following:

	December 31, 2023						December 31, 2022
	Weighted
	average
	Remaining	Gross		Net	Gross		Net
	Useful life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Customer relationships	0	$8,667	$8,667	$—	$8,667	$5,753	$2,914
Intellectual property	0	5,144	4,431	713	5,144	4,212	932
Product development	0	477	333	144	477	238	239
Total Intangible Assets		$14,288	$13,431	$857	$14,288	$10,203	$4,085

The Company capitalized $1,094 of hosting cost relating to development of software.

Amortization expense for the year ended December 31, 2023, and 2022 were $1,518 and $2,735 respectively. This relates amortization of internally developed software, intellectual property, and customer relationships.

Based on the impairment assessment, management determined that an impairment loss of $1,710 and $3,077 as of December 31, 2023 and December 31, 2022 respectively was necessary to reflect the reduced value of the customer relationship as at December 31, 2023, which reflects the impact of the loss of the major customer on the Company’s financial position and results of operations. This impairment loss, which is a non-recurring expense, has been recognized in the financial statements for the reporting period ending on that date.

Nature of Intangibles	Useful Life
Customer relationships	5 years
Intellectual property	5 years
Product development	5 years

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) is as follows:

December 31,	(In thousands)

2024	857
Total	$857

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

Year Ended December 31, 2023
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

The Company has made $38 of sale from related parties for the year ended December 31, 2023, and $409 for the year ended December 31, 2022.

The Company acquired intangibles of $0 from related parties for the year ended December 31, 2023, and $1,094 for the year ended December 31, 2022.

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

8) Contingent consideration

The Company recognized an initial value of $2,227 in financial year 2021 as contingent consideration towards acquisition of Devcool Inc.

As on December 31, 2022, based on the actual revenue and profitability achievement, the fair value of the contingent consideration liability was remeasured at $625, resulting in a gain of $1,602, which was recognized as “Gain on revaluation” in the consolidated income statement. The gain on revaluation was $0 in the financial year 2023.

The Company has a payout of $625 for financial year 2022 and $0 for financial year 2023 arising from the Devcool Inc, acquisition. During the year ended December 31, 2023, the company issued 31,250 common stocks valued at $125 towards settlement of the contingent consideration and the balance $500 is outstanding as of December 31, 2023.

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

The Purchaser also received the Preferred Investment Options. The aggregate gross proceeds to the Company from Private Placement were approximately $6,500, before deducting placement agent fees and other offering expenses. The net proceeds from the private placement amount to $5,888.

The Company issued 30,000 common stocks amounting to $108 and 22,500 common stocks amounting to $124 as Consulting fees for services for the year ended December 31, 2023, and December 31, 2022, respectively The fair value of the shares issued for services was calculated using the closing share price on date of grant.

During the year ended December 31, 2023, the Company issued 76,923 shares of common stock at a price of $6.50 per share for total cash proceeds of approximately $500. The shares were issued through a private placement and were fully paid upon issuance. The proceeds were used for working capital and other general corporate purposes.

During the year ended December 31, 2022, employees exercised stock options resulting in the issuance of 12,614 common stocks for a value of $29.

During the year ended December 31, 2023, the company issued 31,250 common stocks towards the equity earnout by dividing $125,000, the value of the consideration earned by the average of the VWAP for the 20 trading days immediately prior to December 31, 2022.

On May 26, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its outstanding common stock to be in compliance with the $1.00 minimum bid price requirement for continued listing. As a result of the reverse stock split, all previous and forward-looking shares have been adjusted to the split. The Company’s issued and outstanding common stock were combined into one new share of common stock resulting in a reduction of 304 rounding shares.

Month	Shares purchased	Average cost per share	Amount
July, 2022	5,417	$8.0	$43
August, 2022	2,892	5.2	15
September, 2022	6,337	5.0	32
October, 2022	5,899	3.4	20
November, 2022	17,137	1.8	31
December, 2022	—	—	—
Total	37,682	$3.90	$141

There have not been any repurchase of shares during the year 2023.

10) Debt Securities

A. Convertible Note

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

Under the first tranche of funding, which closed upon signing of the Purchase Agreement on December 28, 2023, the Company issued a Note to the Investor in the principal amount of $2,000,000 which resulted in gross proceeds to the Company of $1,700,000 and Warrants to purchase up to an aggregate of 357,500 Warrant Shares. The Note and Warrants issued in the first tranche of funding have an initial fixed conversion and exercise price of $3.44688 per share, subject to adjustment. The Warrants carry a 5-year term and, if not exercised, will terminate on December 28, 2028. The Company received the first tranche of $1,700,000 on December 29, 2023.

Each Note matures 18 months after issuance, does not bear any interest unless an event of default occurs, in which case the Note will bear interest at an annual rate of 18%, and is convertible into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price equal to $3.44688, provided that if an event of default has occurred and is continuing without cure, the conversion price will be the lesser of (i) $3.44688, (ii) 95% of the average of the three lowest daily volume weighted average prices of the common stock during the 20 trading days immediately preceding the notice of conversion of the Note, and (iii) 80% of the lowest daily volume weighted average price in the 10 trading days immediately preceding the applicable conversion date, subject to adjustment as further specified in the Note.

Each Note is fully repayable in cash upon maturity. In addition, the Investor has the option of requiring prepayment of up to 25% of the issuance amount of a subsequent financing. In addition, as to each Note, beginning on the earlier of (i) 60 days from issuance and (ii) the date on which the resale registration statement registering the Conversion Shares issuable under the Note and the Warrant Shares issuable under the corresponding Warrants has been declared effective by the Securities and Exchange Commission, the Company must make monthly payments equal to 105% of the total principal amount multiplied by the quotient determined by dividing one by the number of months remaining until the maturity date as of the initial payment date (the “Monthly Payments”), until the principal amount has been paid in full prior to or on the maturity date or, if earlier, upon acceleration, conversion or redemption of the Note in accordance with its terms.

The Monthly Payments are payable in cash; provided that subject to certain limitations the Company may elect to pay all or part of a Monthly Payment in Conversion Shares in lieu of a cash payment based on a price per share equal to the lower of (i) conversion price then in effect, and (ii) 95% of the average of the three lowest daily volume weighted average prices of the common stock during the 20 trading days immediately preceding the applicable payment date, subject to adjustment and to the floor price set forth in the applicable Note. If for any Monthly Payment the number of Conversion Shares issued as payment is limited by the floor price, the Company is required to pay the economic difference in cash.

On December 28, 2023, the Company issued Senior Secured 15% Original Issue Discount Convertible Promissory Note for an initial amount of $2,000,000 of convertible notes with an annual interest rate of 18% and a maturity term of 18 months. In connection with this issuance, the Company also issued 357,500 warrants, each allowing the holder to purchase shares of the Company’s common stock at an exercise price of $3.44688, exercisable until December 28, 2028.

The Company recorded $435,000 as debt discount using the relative fair value method for the period ending December 31, 2023.

The long-term portion of this convertible debt was $97 as of December 31,2023 and $0 as of December 31, 2022.

Convertible Note	2023	2022
Short-term borrowing	$1,112	-
Long-term borrowing	97	-
Convertible note outstanding	$1,209	-

Aggregate maturities of convertible notes payable are as follows:

For the twelve months ended, December 31,

2024	$875
2025	$0
Total	$875

Convertible Note	2023	2022
Convertible Notes Payable	$2,000	-
Original issue discount	300	-
Less: Discount	435	-
Less: Relative fair value of warrants	356	-
Notes payable, Net of discount	1,209	-

Notes Payable, Current Portion, Net of Discount	1,112	-
Notes Payable, Long-Term Portion, Net of Discount	$97	-

B. Common Stock Warrants

On December 28, 2023, the Company issued Senior Secured 15% Original Issue Discount Convertible Promissory Note for an initial amount of $2,000,000 of convertible notes with an annual interest rate of 18% and a maturity term of 18 months. In connection with this issuance, the Company also issued 357,500 warrants, each allowing the holder to purchase shares of the Company’s common stock at an exercise price of $3.44688, exercisable until December 28, 2028.

The Company recorded $435,000 as debt discount and an allocation of $355,943 towards warrant was recorded as additional paid-in capital using the relative fair value method for the period ending December 31, 2023.

As of December 31, 2023, there is a debt discount balance relating to convertible debt in the amount of $790,943. This balance will be amortized over the life of the note.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	price	Term	value
Outstanding on January 1, 2023	683,935	$12.71	4.50	3,812
Granted	357,500	3.45	4.99	604
Excised	—	—	—	—
Forfeited or expired	74,179	—	—	631
Outstanding on December 31, 2023	967,256	7.99	4.05	3,785
Exercisable on December 31, 2023	182,927	$10.66	3.50	954

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	price	Term	Value
Outstanding on January 1, 2022	74,179	$29.52	1	631
Granted	609,756	10.66	4.50	3,181
Excised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding on December 31, 2022	683,935	12.71	4.50	3,812
Exercisable on December 31, 2022	135,155	$5.58	4.50	753

The following table summarizes the activities for our unvested warrants for the year ended December 31, 2023.

		Weighted average Grant Date Fair
	Number of Warrants	Value Per warrant
Unvested on January 1, 2023	622,960	$5.61
Granted	357,500	1.69
Vested	(121,952)	5.21
Forfeited	(74,179)	8.51
Unvested on December 31, 2023	784,329	$3.61

		Weighted average Grant Date Fair
	Number of Warrants	Value Per warrant
Unvested on January 1, 2022	74,179	$8.51
Granted	548,781	1.69
Vested	-	5.57
Forfeited	-	-
Unvested on December 31, 2022	622,960	$5.61

The Company has recognized cost of $0 for the year ended December 31, 2023, and $0 for the year ended December 31, 2022.

D. Payroll protection program loan

The company received payroll protection program loan (PPP) 2nd tranche on February 9, 2021. The Company has obtained approval for waivers from the lender and recognized an amount of $1,081 for the year ended December 31, 2022, and $ 0 as other income for the year ended December 31, 2023.

E. Short term borrowing

Particulars	2023	2022
Short Term Borrowing
Seacoast Business Funding	$2,676	$2,685
Agile One Lending	-	-
Go To Assistance Inc	-	-
L1 Capital	1,112	-
Total	$3,788	$2,685

E(i) Seacoast Business Funding

The Company has obtained a credit facility from Seacoast business funding (SBF) a division of Seacoast National Bank during the year ended December 31, 2022. The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of December 31,2023, is $2,676 and $ 2,685 for the period ended December 31, 2022.

E(ii) L1 Capital

The Company obtained $2 million funding in the form of Senior Secured 15% Original Issue Discount Convertible Promissory Notes in December 2023. An amount of $ 1.1 million is repayable within a period of 12 months.

E(iii) Agile One Lending

The Company obtained a short-term non-convertible loan on May 05, 2023 from Agile one lending for $1.5 million net of $75 of Original Issue Discount. The Company repaid $1.50 million in principal and $525 as interest that was allocated across 28 weekly payments. The outstanding balance as of December 31, 2023 is $0

E(iv) Go To Assistance Inc

The Company issued a Secured Promissory Note on December 10, 2021, to Go To Assistance, Inc evidencing its commitment to pay a sum of $2,208,841 as consideration for the acquisition of Devcool, Inc. The Company repaid the note by settling $500,000 and transfer of debt of value $1,708,841 to Seacoast Business Finance. The note balance as of the year ended December 31, 2022 was $0.

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

The components of the Company’s net deferred tax assets as of December 31, 2023 and 2022, were as follows (in thousands):

	December 31, 2023	December 31, 2022
	(In thousands)
Deferred tax assets:
Net Operating loss carry forward	$2,421	$3,876
Add back:
Stock-based compensation	(46)	(72)
Depreciation and amortization	(438)	(823)
Impairment expense	(479)	(1,222)
Bad debt	-	(62)
PPP loan forgiveness	-	303
Gain on revaluation	-	448
Other income	3	-
Fair Value of Warrant
Total Deferred tax asset	1,461	2,448
Less: Valuation allowance	$(1,461)	$(2,448)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net Deferred tax asset	—	—

Income tax expense (benefit) was computed as follows:

	December 31,	December 31,
	2023	2022
	(In thousands)
Federal income tax	$—	$443
State income tax	35	63
Total Income expenses/ (benefit)	$35	$506

The Company’s effective tax rate is 0% for the year ended December 31, 2023 and 0% and for the year ended December 31, 2022. The future effective income tax rate depends on various factors, such as the Company’s income / (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

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

12 A) New Accounting Pronouncements implemented

Adoption of ASU 2020-06

Effective December 31, 2023, the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under the previous guidance, we accounted for the liability and equity components of our convertible notes separately, which resulted in a debt discount amortized as interest expense over the period of the Debt. The Company adopted ASU 2020-06 in financial year 2023 using the relative fair value method. The Company recorded $435,000 as debt discount and an allocation of $355,943 towards warrant was recorded as additional paid-in capital using the relative fair value method for the period ending December 31, 2023. The Convertible note does not possess a beneficial conversion feature and therefore the convertible debt balance has been classified as a single liability and resulted in a lower cash interest expense; this accounting treatment had no impact on the Company’s cash flows.

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

ASU 2016-08-Leases (Topic 842):

The Company has entered into a short-term rental sub-lease agreement with effect from January 01, 2023. The lease term is for a period of 12 months; the lease payments are recognized as lease expense on a straight-line basis over the lease term. For the year ended December 31, 2023, the total lease expense recognized for the short-term lease was $89. Since the lease qualifies for the short-term lease exemption, there are no future minimum lease payment obligations disclosed beyond the current period.

ASU 2021-10—Government Assistance

The Company did not receive any government assistance within the scope of this standard during the reporting period ending December 31, 2023. Therefore, the adoption of ASU 2021-10 did not have an impact on the Company’s financial statements or related disclosures.

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

A summary of option activity under the employee share option plan as of December 31, 2023, and changes during the year then ended is presented below.

	Options			Shares of Stock
		Weighted		Weighted
	No. of Options	Average Price	No. of Shares	Average Price	Total
Balance available under the plan on January 1, 2023 *	422,719	—	—	—	422,719
Granted	(171,500)	$3.63			(171,500)
Cancelled/expired	26,369				26,369
Balance available under the plan on December 31, 2023	277,588				277,588

*	The available options under the plan were increased by 200,000 on January 1, 2023.

A summary of option activity under the employee share option plan as of December 31, 2022, and changes during the year then ended is presented below.

	Options			Shares of Stock
		Weighted		Weighted
	No. of Options	Average Price	No. of Shares	Average Price	Total
Balance available under the plan on January 1, 2022	228,186	—	-	-	228,186
Granted	(52,000)	$2.62			(52,000)
Exercised	12,614				12,614
Cancelled/expired	33,919			-	33,919
Balance available under the plan on December 31, 2022	222,719				222,719

The following table summarizes the activities for our unvested options for the year ended December 31, 2023

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2023	67,778	1.81
Granted	171,500	1.81
Vested	(88,039)	1.51
Forfeited	(16,801)	1.98
Unvested on December 31, 2023	134,438	1.98

The following table summarizes the activities for our unvested options for the year ended December 31, 2022

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2022	144,400	2.80
Granted	52,000	1.22
Vested	(106,088)	2.91
Forfeited	(22,534)	1.61
Unvested on December 31, 2022	67,778	1.81

The weighted-average grant date fair value of options granted in the years ended December 31, 2023 and 2022 was $1.85 and $3.12, respectively. The fair value of the options that vested during the years ended December 31, 2023, and 2022, was $166 and $257, respectively.

As of December 31, 2023, there was $139 of unrecognized share-based compensation expense related to unvested options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 2 years based on vesting under the award service conditions.

The company issued and valued options using the Black-Scholes model for all 2023 and 2022 issuances with the following significant assumptions.

Fair value assumptions	2023	2022
Expected volatility	45%-52%	45%-52%
Expected terms (in years)	4	4
Risk-free interest rate	4.60%-5.46%	1.48%-2.18%
Dividend Yield	0%	0%

The Company recognized compensation expenses related to stock options of $166 during the year ended December 31, 2023 and $257 for the year ended December 31, 2022.

15) Net Income per share

The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income attributable to stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income attributable to stockholders of the Company and the weighted average number of shares of common stock outstanding during the period for the effects of all potential dilutive shares, including awards under stock-based compensation arrangements. The basic and diluted EPS of the Company are the same. Since the Company has historically net losses, there is no diluted EPS.

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

The company has 967,256 warrants that are excisable at weighted average price of $7.99 on December 31, 2023, and 683,935 warrants that are excisable at weighted average price of $12,71 on December 31, 2022.

Schedule of earning per share	Twelve Months Ended
	December 31,
	2023	2022
	(In thousands)
Net income attributable to common stockholders	$(8,686)	$(14,358)
Weighted average shares outstanding used in basic per common share computations	4,179,140	3,698,555
Basic &Diluted EPS	$(2.08)	$(3.88)

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

Based on the impairment assessment, management determined that an impairment loss of $2,385 was necessary to reflect the reduced value of the customer relationship as at December 31, 2023, which reflects the impact of the loss of the major customer on the Company’s financial position and results of operations. This impairment loss, which is a non-recurring expense, has been recognized in the financial statements for the reporting period ending on that date.

Changes in Registrant’s Certifying Accountant

(a)	Dismissal of Independent Registered Public Accounting Firm

On May 3, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of Healthcare Triangle, Inc., a Delaware corporation (or the “Company”) approved the dismissal of BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm in light of the Securities and Exchange Commission (SEC)’s enforcement actions against BF Borgers CPA PC.

(b)	Appointment of Independent Registered Public Accounting Firm

On May 8, 2024, M&K CPAS, PLLC (“M&K”) was appointed as the new independent registered public accounting firm for Healthcare Triangle, Inc. (the “Company”). The decision to appoint M&K was approved by the audit committee of the Company’s board of directors (the “Audit Committee”). Prior to engaging M&K on May 8, 2024, the Company has not consulted M&K regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or a reportable event, nor did the Company consult with M&K regarding any disagreements with the Company’s prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

The Company carried out adjustments to the financial statements as a result of the audits for 2022 and 2023 and due to the number of adjustments the company’s internal controls over financial reporting were determined to be ineffective.

Based on the foregoing, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were ineffective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company, based on the assessment and control of disclosure decisions currently performed by a small team. The Company plans to expand its management team and build a fulsome internal control framework required by a more complex entity.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our initial assessment based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), completed on December 31, 2023 deemed internal controls effective. Subsequently, the Company carried out various assessments for the financial year ended December 31, 2023, and modified the managements initial estimates and projections.

1.	As part of this review, it was determined that certain intangible assets lacked sufficient supporting documentation to justify their capitalization.

2.	As part of re-audit of Prior Financial Statements, the management revised estimates of Goodwill and Intangible from the acquisition of Devcool, Inc in the respective year of occurrence.

3.	Non-application of ASU 2020-06 resulted in Debt Discount, writeback in the value of warrant liability and a corresponding increase in Additional Paid-in Capital

4.	Upon re-audit of the the Prior Financial Statements, it was discovered that collections reported by a third-party were incorrectly reported before the year end cut-off, when the actually occurred after the year end cut-off.

5.	Additional cost accrued has been reversed resulting in a reduction of current liability and increase in Additional Paid-in Capital

6.	Adjustment to record revaluation gain on contingent liabilities.

7.	In addition, our management concluded that our small size and limited resources prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Further we have limited specific technical accountants and therefore it is difficult for us to effectively segregate accounting duties and have proper financial reporting, which creates a material weakness in our internal controls over financial reporting.

Accordingly, management concluded there was a material weakness in our internal control over financial reporting at December 31, 2023.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of February 12, 2025.

Name	Age	Position
Dave Rosa	59	Chairman of the Board of Directors.
Thyagarajan Ramachandran	49	Chief Financial Officer
Shibu Kizhakevilayil	53	Head of M&A and Director
Ronald McClurg	64	Director
Jainal Bhuiyan	42	Director

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

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2023, and 2022 to our Chief Financial Officer, Head of Strategic Partnership and our Head of M&A. We refer to these individuals as our “named executive officers.”:

				Option
Name and Principal Position	Year	(Salary $)	(Bonus $)	Awards ($)	Total ($)
Thyagarajan Ramachandran	2023	217,500	50,000	27,803	295,303
Chief Financial Officer	2022	121,035	—	24,282	145,317
Lakshmanan Kannappan	2023	198,000	10,000	8,484	216,484
Head of Strategic Partnership	2022	198,000		2,008	200,008
Shibu Kizhakevilayil	2023	229,884		8,484	238,368
Head of M&A	2022	229,884	25,000	2,008	256,892

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The table below presents the aggregate fees billed for professional services rendered by BF Borgers CPA PC(“Borgers”) and M&K CPAS P LLC for the years ended December 31, 2023 and 2022.

	2023	2022
Audit fees	$583,000	$165,875
Administrative fees	$28,500	$-
All other fees	-
Total fees	$611,500	$165,875

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b)	Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.4	Series A Super Voting Preferred Stock Certificate of Designation(incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.5	Series A Super Voting Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
4.1	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
4.2	Form of Senior Secured 15% Original Issue Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
4.4*	Description of Securities
10.1	Asset Transfer Agreement, dated January 1, 2020 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.2	Equity Purchase Agreement, dated May 8, 2020 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.3	Form of 10% Convertible Promissory Note issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.4	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.5	The Company’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.6	Form of Grant (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.7	Master Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
10.8	Shared Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
10.9	Rental Sublease Agreement dated January 1, 2023 between SecureKloud Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
10.10	IT Master Services Agreement effective as of May 1, 2017 between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.11	Form of Statement of Work under Master Services Agreement between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.12	Form of Common Stock Purchase Warrant to be issued to the Placement Agent for the Note and Warrant Private Offering (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.13	Share Purchase Agreement, dated December 10, 2021, among Healthcare Triangle, Inc., Devcool, Inc., Go To Assistance Inc., and Mr. Sandeep Deokule (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 14, 2021)

10.14	Promissory Note, dated December 10, 2021 made to Go To Assistance Inc. (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on December 14, 2021)
10.15	Consulting Agreement dated December 10, 2021 between the Company and Sandeep Deokule (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on December 14, 2021)
10.16	Form of Securities Purchase Agreement, dated as of April 05, 2023, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April 6, 2023)
10.17	Employment Agreement, dated April 01, 2023 by and between the Company and Thyagarajan Ramachandran (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on April 6, 2023)
10.18	Board Agreement, dated as of July 13, 2023, by and between the Company and Dave Rosa. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on July 14, 2023)
10.19	Form of Securities Purchase Agreement, dated as of December 28, 2023, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.20	Form of Registration Rights Agreement, dated as of December 28, 2023, by and between the Company and the Investor (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.21	Security Agreement, dated as of December 28, 2023, by and between the Company, Devcool, and the Investor (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.22	Pledge Agreement, dated as of December 28, 2023, by and between the Company and the Investor (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.23	Subsidiary Guarantee, dated as of December 28, 2023, by and between the Company, Devcool, and the Investor (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.24	Intercreditor Agreement, dated as of December 28, 2023, by and between Seacoast National Bank and the Investor (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Healthcare Triangle, Inc. Clawback Policy, effective November 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 29, 2023)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Filed herewith.

**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Triangle, Inc.

Date: February 14, 2025	By:	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran
Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2025.

Signature	Title

/s/ Dave Rosa	Chairman of the Board and Director
Dave Rosa	(Principal Executive Officer)

/s/ Thyagarajan Ramachandran	Chief Financial Officer
Thyagarajan Ramachandran	(Principal Financial and Accounting Officer)

/s/ Shibu Kizhakevilayil	Head of M&A and Director
Shibu Kizhakevilayil

/s/ Ronald McClurg	Director
Ronald McClurg

/s/ Jainal Bhuiyan	Director
Jainal Bhuiyan