Form 10-K
period 2024-12-31
Healthcare Triangle, Inc.
filed 2025-03-31
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2024, based on the closing price of $0.986 for shares of the registrant’s common stock as reported by The Nasdaq Stock Market, was approximately $2,944,966. Shares of common stock beneficially owned by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

As of March 31, 2025, 45,211,422 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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

●	Competition with companies that have greater financial, technical, and marketing resources than we have could result in a loss of clients and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.

●	We are dependent on the continued availability of third-party hosting and transmission services. Loss of contractual relationship with operational issues with, or changes to the costs of, our third-party data center providers could harm our business, reputation, or results of operations.

●	SecureKloud’s control could prevent us from obtaining essential services at lower rates and if SecureKloud ceases to provide us with services our business could suffer.

●	As a “controlled company” under the Nasdaq Marketplace Rules, we may choose to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

●	A significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation, and results of operations.

●	Defects or disruptions in our cloud software solutions could result in diminished demand for our platforms and services, a reduction in our revenues, and subject us to substantial liability.

●	We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan.

●	We may be unable to successfully introduce new products or services or fail to keep pace with advances in technology.

●	Our business depends in part on our ability to establish and maintain additional strategic relationships.

●	Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

●	Protection of certain intellectual property may be difficult and costly, and our inability to protect our intellectual property could reduce the value of our products and services.

●	We may be liable for infringing the intellectual property rights of others.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Our use of third-party open-source software could negatively affect our ability to offer our products and services through our platforms and subject us to possible litigation.

●	Any failure to protect our intellectual property that is not registered could impair our business.

●	Markets for our products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively in these markets.

●	Increased government involvement in healthcare could materially and adversely impact our business.

●	Consolidation in the healthcare industry could adversely impact our business, financial condition, and operating results.

●	We are subject to numerous regulatory requirements of the healthcare industry and is susceptible to a changing regulatory environment.

●	We may be directly and indirectly liable for its client’s non-compliance with laws and regulations addressing Electronic Health Records.

●	We may be subject to liability as a result of a failure or a perceived failure to comply with laws and regulations governing approval and reimbursement of claims by healthcare industry payers.

●	We may have to incur material expenses in order to accommodate its client’s interoperability requests dictated by interoperability standards of exchange of health information.

●	We may not see the benefits from government funding programs initiated to accelerate the adoption and utilization of health information technology.

●	We may be subject to false or fraudulent claim laws.

●	The market for our data analysis systems and software solutions is new and unproven and may not grow.

●	If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

●	SecureKloud owns approximately 45% of our common stock and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval.

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

Background

As of December 31, 2024, SecureKloud Technologies, Inc., f/k/a 8K Miles Software Services, Inc., a Nevada corporation (“SecureKloud”), owns approximately 45% of the Company. SecureKloud is 60.71% owned by SecureKloud Technologies Ltd., an Indian company that is publicly traded in India.

We are led by a diverse, global, and talented team of data scientists, thought leaders, software developers, and subject matter experts who seek to understand our customers’ challenges and are dedicated to tackling these challenges. As of December 31, 2024, we had a total of 36 full time employees, 24 sub-contractors. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access.

The Company, along with SecureKloud, is a born-on-the-cloud Premier Partner of AWS and an audited next generation MSP. We are a leading partner of Google Cloud and a Gold Cloud Partner of Microsoft Azure Cloud. HTI, along with SecureKloud, is currently one of the top tier Healthcare and Life Sciences competency partners of AWS among more than 100,000 partners in their global community of partners. The Company is also recognized as one of the top eight partners of Google Cloud Healthcare Interoperability Readiness Program. The Company has also established partnerships with Medical Information Technology, Inc. MEDITECH, Epic Systems, Splunk Inc., Snowflake Inc., Looker Inc. (acquired by Google), and other technology companies. SecureKloud was rated in 2021 by Solutions Review, an independent online magazine, as one of the 22 best AWS-managed services providers (1). The Company has several Fortune 500 clients in the Life Sciences industry and partners with many hospitals in their cloud transformation journey. We conduct our business directly with hospitals and other healthcare providers. Our Healthcare IT services include systems selection, EHR implementation, post-implementation support to manage EHRs, legacy support, optimization, training, and creation of efficient EHR systems, and improvement of clinical outcomes for hospitals.

Market

Our target markets are healthcare delivery organizations (e.g, hospitals, clinics, physician practices, and other healthcare providers) and Life Sciences organizations (e.g., pharmaceutical and biotech companies). These target markets are large and rapidly expanding, and the opportunity before us is substantial as data increasingly becomes more critical to successful clinical quality improvement and outcomes, financial performance, drug discoveries, and the ever important need to ensure a positive patient and consumer experience.

The US healthcare cloud transformation services market is expected to grow to $34.4 billion by 2033 with 12.1% CAGR during the period 2025 to 2033 as per IMARC Group (2). SkyQuest business report estimates that the global market for healthcare data science and analytics will be $266.6 billion by 2032 with a CAGR of 25.6% (3). The US healthcare IT services market is estimated to be $395.2 billion by 2030 with a CAGR 15.46% as per Grand View Research (4). The medical document management market is estimated to be $1.1 billion by 2032 as per Markets and Markets.

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

Our Technology and Services

We offer two proprietary software platforms, CloudEz and DataEz, for cloud transformation, automation, data management, security and data governance, and clinical and non-clinical operations management. The platforms are composed of individual, proprietary technology toolsets and deep data assets that can be rapidly configured to empower the operationalization of large-scale, data-driven healthcare initiatives. The platforms enable healthcare organizations to implement highly sophisticated value-based initiatives on a very large scale. At the core of value-based initiatives is the need to aggregate and analyze data, garner meaningful insight from the results, and use these insights to drive material change to outcomes and economics. The platforms address these needs through their major competencies: (i) large-scale data connectivity, integration, and validation capabilities, (ii) advanced predictive analytics and high-speed computing, (iii) toolsets to translate resulting insights into real-world impact, and (iv) purpose-built data visualization and reporting.

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

Cloud IT Services

Cloud IT is a service that we provide that incorporates several of our existing technological platforms. Below are several of the benefits of our

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

Nasdaq Deficiency and Potential Reverse Stock-Split

On February 24, 2025, Healthcare Triangle, Inc.'s Board of Directors unanimously adopted resolutions approving, declaring advisable and recommending to the stockholders for their approval a proposal to authorize the Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding Common Stock at a ratio of up to and including 250:1, such ratio to be determined by the Board of Directors, including any increase in our authorized capital required in the event a fractional share will be created as a result of the reverse stock split. On February 24, 2025, the majority stockholders of the Company approved the reverse stock split, granting the Board of Directors the authority, without further action by the stockholders, to carry out such action, with the exact exchange ratio and timing to be determined at the discretion of the Board of Directors. The Board of Directors may determine in its discretion not to effect the reverse stock split and not to file any amendment to our Amended and Restated Certificate of Incorporation.  The primary purpose for effecting the reverse stock split, should the Board of Directors choose to effect one, would be to increase the per share price of our Common Stock to regain compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2).

On February 26, 2025, the Company received a letter (the "Bid Price Deficiency Notice”) from Nasdaq notifying the Company that, because the closing bid price for its common stock had been below $1.00 per share for 30 consecutive trading days, it was not compliant with the Minimum Bid Price Requirement. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until August 25, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before August 25, 2025, the closing bid price of the Company’s common stock closed at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq would provide written notification that the Company had achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

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

SecureKloud’s control could prevent us from obtaining essential services at lower rates and if SecureKloud ceases to provide us with services our business could suffer.

SecureKloud provides us with essential services, including software development, infrastructure development, sales support, recruitment and immigration support, project coordination, human resources and operation support and management/advisory services. Although we pay SecureKloud for these services at what we believe are market rates and were negotiated in good faith on an arms-length basis, if we became aware in the future of third parties that could provide such services on terms more favorable than SecureKloud, SecureKloud’s control over our Board and our Company could prevent us from obtaining these services on more favorable terms from such third parties or renegotiating the terms with SecureKloud. Also, if SecureKloud was no longer able to provide us these services, we may be forced to obtain them from third parties on terms that are less favorable. If we are prevented by SecureKloud in the future from paying third parties less for services currently provided by SecureKloud or if SecureKloud is unable to provide us services it now provides, such events could have a material adverse effect on our business and financial condition.

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

Since our customers use our platforms and services for important aspects of their business, any errors, defects, disruptions, service degradations, or other performance problems with our solutions could hurt our reputation and may damage our customers’ business. If that occurs, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims, or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or in collection cycles for accounts receivable or could require us to incur the expense of litigation or substantial liability.

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

We depend, in part, on our strategic partners’ ability to generate increased acceptance and use of our products and services. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, this could materially and adversely impact on our business, financial condition, and operating results.

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

Historically, our revenue has been concentrated among a small number of customers. In the fiscal year ended December 31, 2024, our top customer and our top five customers accounted for 17% and 58% of our revenue, respectively. As a result, the loss of one or more of these customers could materially reduce our revenue, harm our results of operations, and limit our growth.

Top Five Customers’ Revenue for Twelve months ended December 31, 2024

Customer	Amount (in thousands)	% of Revenue
Customer 1	$1,945	17%
Customer 2	1,911	16%
Customer 3	1,233	11%
Customer 4	877	7%
Customer 5	$847	7%

Top Five Customers’ Revenue for Twelve months ended December 31, 2023

Customer	Amount (in thousands)	% of Revenue
Customer 1	$17,322	52%
Customer 2	3,114	9%
Customer 3	2,286	7%
Customer 4	2,011	6%
Customer 5	$1,751	5%

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

In addition to healthcare-specific information protection requirements, we store sensitive information, including personal information about our employees, and our platforms involve the storage and transmission of customers’ personal information on equipment, networks, and corporate systems run by us or managed by third parties including Amazon, Apple, Facebook, Google, and Microsoft. We are subject to a number of laws, rules, and regulations requiring us to provide notification to players, investors, regulators, and other affected parties in the event of a security breach of certain personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws, including the European Union’s General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), have increased and may increase in the future. Our corporate systems, third-party systems, and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our customers’ data or any third-party data we may possess. Any such security breach could require us to comply with various breach notification laws, may affect our ability to operate, and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability, each of which could be material.

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

On February 26, 2025, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, we have been provided an initial period of 180 calendar days, or until August 25, 2025, to regain compliance with the minimum bid price rule.

To date, we have not regained compliance with the minimum bid price rule. If, at any time during the compliance period the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

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

The use of our software by physicians to perform a variety of functions, including electronic prescribing, which refers to the electronic routing of prescriptions to pharmacies and the ensuing dispensation, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements, which we have programmed into our software. There is significant variation in the laws and regulations governing prescription activity, as federal law and the laws of many states permit the electronic transmission of certain controlled prescription orders, while the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the federal level on the use of electronic prescribing for controlled substances and certain other drugs, including a regulation enacted by the Drug Enforcement Association in mid-2010. However, some states (most notably New York) have passed complementary laws governing the use of electronic prescribing tools in the use of prescribing opioids and other controlled substances, and we expect this to continue to be addressed with regulations in other states. In addition, the HHS published its final “E-Prescribing and the Prescription Drug Program” regulations in 2005 (effective January 1, 2006), and final regulations governing the standards for electronic prescribing under Medicare Part D in 2008 (effective June 6, 2008) (the “ePrescribing Regulations”). These regulations are required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) and consist of detailed standards and requirements, in addition to the HIPAA Standard discussed above, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. Further, in 2016, Congress passed the Comprehensive Addiction and Recovery Act, which contained components related to Prescription Drug Monitoring Programs and other elements that relate to the use of our technologies. These standards are detailed and broad and cover not only routing transactions between prescribers and pharmacies, but also electronic eligibility, formulary, and benefits inquiries. In general, regulations in this area can be burdensome and evolve regularly, meaning that any potential benefits to our clients from utilizing such solutions and services may be superseded by a newly promulgated regulation that adversely affects our business model. Our efforts to provide solutions that enable our clients to comply with these regulations could be time consuming and expensive.

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

SecureKloud Technologies, Inc (“SecureKloud”) owns approximately 45% of our common stock and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval. As a result, SecureKloud has control over all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, the approval of any business combination, and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders, including public stockholders like you.

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

Holders

As of March 31, 2025, there were 41 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding our common stock that may be issued under the Plan(2)

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	276,500	$3.7	1,023,050
Total	276,500	$3.7	1,023,050

(1)	The Plan permits grants of equity awards to employees, directors, consultants and other independent contractors.

(2)	Our board of directors and shareholders have approved a total reserve of 861,764 shares for issuance under the Plan which represents 13.20% of the equity on a fully diluted basis.

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

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after SecureKloud transferred its Life Sciences business to us. As of December 31, 2024, we had a total of 36 full-time employees, 24 sub-contractors. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the twelve months ended December 31, 2024, we generated revenues of approximately $11.7 million compared to revenue of $33.2 million for the twelve months ended December 31, 2023, which represents a decrease of $21.6 million or 65% compared to the previous year.

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

Our deep expertise in healthcare allows us to reinforce our clients’ progress by accelerating their innovation. Our healthcare IT services include Electronic Health Records (EHR) and software implementation, optimization, extension to community partners, as well as application managed services, and backup and disaster recovery capabilities on public cloud. Our 24x7 managed services are used by hospitals and health systems, payers, Life Sciences, and biotech organizations in their effort to improve health outcomes and deliver deeper, more meaningful patient and consumer experiences. Through our services, our customers achieve a return on investment in their technology by delivering measurable improvements. Combined with our software and solutions, our services provide clients with an end-to-end partnership for their technological innovation.

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

Software Services

The Company earns revenue primarily through the sale of software services that is generated from providing strategic advisory, implementation, and development services. The Company enters into Statement of Work (SOW) which provides for service obligations that need to be fulfilled as agreed with the customer. The majority of our software services arrangements are billed on a time and materials basis and revenues are recognized over time based on time incurred and contractually agreed rates. Certain software services revenues are billed on a fixed fee basis and revenues are typically recognized over time as the services are delivered based on time incurred and customer acceptance. We recognize revenue when we have the right to invoice the customer using the allowable practical expedient under ASC 606-10-55-18 since the right to invoice the customer corresponds with the performance obligations completed.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Twelve Months Ended December 31,
	(In thousands)
	2024	% of Sales	2023	% of Sales
Revenue	$11,696	100%	$33,203	100%
Cost of revenue (exclusive of depreciation /amortization)	8,806	75%	26,426	80%
Bad debt expense	170	1%	-	0%
Research and development	429	4%	799	2%
Sales and marketing	2,203	19%	4,670	14%
General and administrative	3,950	34%	5,727	17%
Depreciation and amortization	889	8%	1,566	5%
Impairment expense	-	0%	1,710	5%
Other income	(7)	0%	(12)	0%
Interest expense	1,213	10%	968	3%
Income taxes	12	0%	35	0%
Net (loss)	$(5,969)	(51)%	$(8,686)	(26)%

Twelve Months Ended December 31, 2024, and 2023

Revenue from operations

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Revenue	$11,696	$33,203	(21,507)	(65)%

Revenue decreased by $21.51 million, or 65% to $11.7 million for the twelve months ended December 31, 2024, as compared to $33.2 million for the twelve months ended December 31, 2023. Revenue from Software Services, Managed Services and Support and Platform Services revenue have decreased in the current year.

Our top 5 customers accounted for 58% of revenue during the twelve months ended December 31, 2024, and 79% during the twelve months ended December 31, 2023, respectively.

The following table has the breakdown of our revenues for the twelve months ended December 31, 2024, and 2023 for each of our top 5 customers.

Top Five Customers’ Revenue for Twelve months ended December 31, 2024

Customer	Amount (in thousands)	% of Revenue
Customer 1	$1,945	17%
Customer 2	1,911	16%
Customer 3	1,233	11%
Customer 4	877	7%
Customer 5	$847	7%

Top Five Customers’ Accounts receivable for Twelve months ended December 31, 2024

Customer	Amount (in thousands)	% of Revenue
Customer 1	$362	32%
Customer 2	138	12%
Customer 3	109	10%
Customer 4	106	9%
Customer 5	$102	9%

Top Five Customers’ Revenue for Twelve months ended December 31, 2023

Customer	Amount (in thousands)	% of Revenue
Customer 1	$17,322	52%
Customer 2	3,114	9%
Customer 3	2,286	7%
Customer 4	2,011	6%
Customer 5	$1,751	5%

The following table provides details of Customer 1 revenue by operating segments:

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Software services	$98	$-	$98	100%
Managed services and support	1,847	3,114	(1,267)	(41)%
Platform services	-	-	-	0%
Total Revenue	$1,945	$3,114	$(1,169)	(38)%

Revenue from Customer 1 decreased by $1.2 million, or 38% to $1.9 million for the twelve months ended December 31, 2024, as compared to $3.1 million for the twelve months ended December 31, 2023. Software Services revenue increased by $0.09 million or 100% to $0.09 million for the twelve months ended December 31, 2024, as compared to $0 million for the twelve months ended December 31, 2023. Managed Services and Support revenue decreased by $1.3 million, or 41% to $1.8 million for the twelve months ended December 31, 2024, as compared to $3.1 million for the twelve months ended December 31, 2023.

Cost of revenue (exclusive of depreciation /amortization)

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Cost of revenue (exclusive of depreciation /amortization)	$8,806	$26,426	$(17,620)	(67)%

Cost of revenue (exclusive of depreciation /amortization) decreased by $17.62 million, or 67 % to $8.81 million for the twelve months ended December 31, 2024 as compared to $26.43 million for the twelve months ended December 31,2023

Bad debt expense

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Bad debt expense	$170	$-	$(170)	(100)%

Bad debt expense increased by $0.17 million, or 100 % to $0.17 million for the twelve months ended December 31, 2024 as compared to $0 million for the twelve months ended December 31,2023.

Research and development

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Research and development	$429	$799	$(370)	(46)%

Research and development decreased by $0.37 million, or 46 % to $0.43 million for the twelve months ended December 31, 2024 as compared to $0.8 million for the twelve months ended December 31,2023

Sales and marketing

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Sales and marketing	$2,203	$4,670	$(2,467)	(53)%

Sales and marketing decreased by $2.47 million, or 53 % to $2.20 million for the twelve months ended December 31, 2024 as compared to $4.67 million for the twelve months ended December 31,2023.

General and administrative

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
General and administrative	$3,950	$5,727	$(1,777)	(31)%

General and administrative decreased by $1.78 million, or 31 % to $3.95 million for the twelve months ended December 31, 2024 as compared to $5.73 million for the twelve months ended December 31,2023

Depreciation and amortization

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Depreciation and amortization	$889	$1,566	(677)	(43)%

Depreciation and amortization decreased by $0.68 million, or 43 % to $0.89 million for the twelve months ended December 31, 2024 as compared to $1.57 million for the twelve months ended December 31,2023

Impairment expense

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Impairment expense	$-	$1,710	$(1,710)	(100)%

Impairment expense decreased by $1.71 million, or 100 % to $0 million for the twelve months ended December 31, 2024 as compared to $1.71 million for the twelve months ended December 31,2023

Interest expense

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Interest expense	$1,213	$968	$245	(25)%

Interest expense increased by $0.24 million, or 25 % to $1.21 million for the twelve months ended December 31, 2024 as compared to $0.97 million for the twelve months ended December 31,2023

Other income

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Other income	$7	$12	$(5)	(42)%

Other income decreased by $0.005 million, or 42 % to $0.007 million for the twelve months ended December 31, 2024, as compared to $0.012 million for the twelve months ended December 31, 2023.

Provision for income taxes

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Provision for income taxes	$12	$35	$(23)	(66)%

Provision for income taxes decreased by $0.02 million, or 65 % to $0.01 million for the twelve months ended December 31, 2024, as compared to $0.03 million for the twelve months ended December 31, 2023, this represents state taxes.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Software Services	$4,692	$21,132	$(16,440)	(78)%
Managed Services and Support	6,716	10,452	(3,736)	(36)%
Platform Services	288	1,619	(1,331)	(82)%
Revenue	$11,696	$33,203	$(21,507)	(65)%

We manage our business under three operating segments, which are Software Services, Managed Services and Support and Platform Services.

Revenue from Software Services decreased by $16.4 million, or 78% to $4.7 million for the twelve months ended December 31, 2024, as compared to $21.1 million for the twelve months ended December 31, 2023. Revenue from Managed Services and Support decreased by $3.7 million, or 36% to $6.7 million for the twelve months ended December 31, 2024, as compared to $10.5 million for the twelve months ended December 31, 2023. Revenue from Platform Services decreased by $1.3 million, or 82% to $0.3 million for the twelve months ended December 31, 2024, as compared to $1.6 million for the twelve months ended December 31, 2023.

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

Cost of Revenue

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Software Services	$3,962	$17,585	$(13,623)	(77)%
Managed Services and Support	4,671	7,794	(3,123)	(40)%
Platform Services	173	1,047	(874)	(83)%
Cost of Revenue	$8,806	$26,426	$(17,620)	(67)%

Cost of Revenue from Software Services decreased by $13.6 million, or 77% to $3.9 million for the twelve months ended December 31, 2024, as compared to $17.5 million for the twelve months ended December 31, 2023. Cost of Revenue from Managed Services and Support decreased by $3.1 million, or 40% to $4.7 million for the twelve months ended December 31, 2024, as compared to $7.8 million for the twelve months ended December 31, 2023. Cost of Revenue from Platform Services decreased by $0.9 million, or 83% to $0.2 million for the twelve months ended December 31, 2024, as compared to $1.1 million for the twelve months ended December 31, 2023.

Segment operating profits by reportable segment were as follows:

	As of December 31, 2024
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	$4,692	$6,716	$288	$11,696
Intersegment revenues	-	-	-	-
Total	4,692	6,716	288	11,696
Less:				-
Elimination of intersegment revenues	-	-	-	-
Cost of revenue	(3,962)	(4,671)	(173)	(8,806)
Segmental gross profit	730	2,045	115	2,890
Research and development			429	429
Sales and marketing	952	1,364	59	2,375
General and administrative	1,584	2,267	97	3,948
Segmental profit / (loss)	$(1,806)	$(1,586)	$(470)	$(3,862)
Interest expenses	(487)	(696)	(30)	(1,213)
Depreciation and amortization	-	-	(889)	(889)
Other income	3	4	-	7
Income before income taxes	(2,290)	(2,278)	(1,389)	(5,957)
Income tax	5	7	-	12
Income after income taxes	(2,295)	(2,285)	(1,389)	$(5,969)

	As of December 31, 2023
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	$21,132	$ 10,452	$1,619	$33,203
Intersegment revenues	-	-	-	-
Total	21,132	10,452	1,619	33,203
Less:				-
Elimination of intersegment revenues	-	-	-	-
Cost of revenue	(17,585)	(7,794)	(1,047)	(26,426)
Segmental gross profit	3,547	2,658	572	6,777
Research and development	-	-	799	799
Sales and marketing	2,972	1,470	228	4,670
General and administrative	3,645	1,803	279	5,727
Segmental profit / (loss)	$(3,070)	$(615)	$(734)	$(4,419)
Interest expenses	(616)	(305)	(47)	(968)
Depreciation and amortization	-	-	(1,566)	(1,566)
Impairment	-	-	(1,710)	(1,710)
Other income	8	3	1	12
Income before income taxes	(3,678)	(917)	(4,056)	(8,651)
Income tax	22	11	2	35
Income after income taxes	(3,700)	(928)	(4,058)	$(8,686)

Liquidity and Capital Resources

	As of	As of
	December 31,	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$20	$1,234
Total cash, cash equivalents and short-term investments	$20	$1,234

	As of	As of
	December 31,	December 31,
	2024	2023
	(In thousands)
Cash flows used in operating activities	$(1,081)	$(2,151)
Cash flows used in investing activities	-	(12)
Cash flows provided by financing activities	(133)	2,056
Net increase (decrease) in cash and cash equivalents	$(1,214)	$(107)

As of December 31, 2024, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $0.002 million.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon equity or other financings to fund ongoing operations, all of which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company’s liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, as of December 31, 2024, is 0.33 compared to 0.74 as of December 31, 2023.

The Company’s current debt equity ratio, as on December 31, 2024, is (0.50), compared to (3.2) as on December 31, 2023. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as the current ratio.

Sources of Liquidity

As of December 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $0.002 million. We believe that the fund raise of $15.20 million in February, 2025 will be sufficient to meet our working capital requirements over the next 12 months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Operating Activities

Net cash used in operating activities was $1.08 million for the twelve months ended December 31, 2024, and net cash used in operations was $2.1 million for the twelve months ended December 31, 2023.

Investing Activities

Net cash used in investing activities was $0 million for the twelve months ended December 31, 2024, and $0.013 million for the twelve months ended December 31, 2023.

Financing Activities

Cash flows from financing activities was $0.135 million for the twelve months ended December 31, 2024, and $2 million for the twelve months ended December 31, 2023.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2024.

Item 8. Financial Statements and Supplementary Data

HEALTHCARE TRIANGLE, INC.

Consolidated Financial Statements

December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Healthcare Triangle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Triangle, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As discussed in the notes to the financial statements, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Auditing management’s evaluation of agreements with customers involves significant judgement, given the fact that some agreements require management’s evaluation and allocation of the standalone transaction prices to the performance obligation.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

The procedures performed included evaluation of the methods and assumptions used by the Company, tests of the data used and an evaluation of the findings. We evaluated and tested the Company’s significant judgments that determine the impairment evaluation of intangible assets.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

March 31, 2025

HEALTHCARE TRIANGLE INC

Consolidated Balance Sheets

	December 31,
	2024	2023
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$20	$1,234
Accounts receivable	1,110	3,595
Other current assets	322	824
Total current assets	1,452	5,653
Property and equipment, net	12	44
Intangible assets, net	-	857
Due from affiliates	497	304
Total assets	$1,961	$6,858

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,539	$1,953
Short term borrowing	2,650	3,788
Contingent consideration	500	500
Other current liabilities	1,386	1,911
Total current liabilities	7,075	8,152
Long-term liabilities
Convertible notes	-	97
Total current and long-term liabilities	7,075	8,249

Stockholders’ equity (deficit)
Preferred stock, par value $0.00001; 10,000,000 authorized
Issued Series B Convertible preferred stock, 1,600,000 and Nil issued as of December 31, 2024, and December 31, 2023, respectively	7,435	-
Series A, Super Voting Preferred Stock - 6,000 shares (1,000 votes per share)	-	-
Common stock, par value $0.00001; 100,000,000 authorized	-	-
5,666,781 and 4,308,822 shares issued and outstanding	-	-
Additional paid-in capital	21,022	26,211
Retained earnings	(33,571)	(27,602)
Total stockholders’ equity (deficit)	(5,114)	(1,391)
Total liabilities and stockholders’ equity (deficit)	$1,961	$6,858

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Operations

	Years Ended
	December 31,
	2024	2023
	(In thousands)
Net revenue	$11,696	$33,203
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,806	26,426
Operating expenses
Bad debt expense	170	-
Research and development	429	799
Sales and marketing	2,203	4,670
General and administrative	3,950	5,727
Depreciation and amortization	889	1,566
Impairment expense	-	1,710
Total operating expenses	7,641	14,472
Loss from operation	(4,751)	(7,695)
Other income	7	12
Interest expense	(1,213)	(968)
Loss before income tax	(5,957)	(8,651)
Provision for income tax	(12)	(35)
Net loss	$(5,969)	$(8,686)
Other comprehensive loss
Deemed dividend	(7,435)	-
Total other comprehensive loss	$(13,404)	$(8,686)
Net loss per common share—basic and diluted	$(1.13)	$(2.08)

Weighted average shares outstanding used in per common share computations:
Basic and diluted	5,278,293	4,179,140

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit  )

	Preferred stock (Series A)		Preferred stock (Series B)		Common stock		Additional paid-in	Retained	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	equity (deficit)

Balance at December 31, 2022	6,000	-	-	-	4,170,953	-	24,956	(18,916)	6,040
Issue of stock options (ISO/NSO)	-	-	-	-	-	-	166	-	166
Shares issued for cash	-	-	-	-	76,923	-	500	-	500
Shares issued for services	-	-	-	-	30,000	-	108	-	108
Shares issued for contingent consideration	-	-	-	-	31,250	-	125	-	125
Net loss	-	-	-	-	-	-	-	(8,686)	(8,686)
Rounding shares issued for stock split	-	-	-	-	(304)	-	-	-	-
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	356	-	356
Balance at December 31, 2023	6,000	-	-	-	4,308,822	-	26,211	(27,602)	(1,391)
Net loss	-	-	-	-	-	-	-	(5,969)	(5,969)
Shares issued for services	-	-	-	-	50,000	-	22	-	22
Shares issued for Cash	-	-	-	-	558,958	-	956	-	956
Conversion of Debt to Equity	-	-	-	-	749,001	-	1,181	-	1,181
Issuance of preferred stock in connection with acquisition of customer contracts from a common control entity	-	-	1,600,000	7,435	-	-	(7,435)	-	-
Issue of Options (ISO/NSO)	-	-	-	-	-	-	87	-	87

Balance at December 31, 2024	6,000	-	1,600,000	7,435	5,666,781	-	21,022	(33,571)	(5,114)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2024	2023
	(In thousands)
Cash flows from operating activities
Net loss	$(5,969)	$(8,686)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	889	1,566
Impairment expense	-	1,710
Common stock issued for services	22	108
Other income	(7)	(12)
Amortization of debt discount	979	-
Conversion fees	56	-
Bad debt expense	170	-
Stock compensation expenses	87	166
Changes in operating assets and liabilities:
Accounts receivable	2,315	2,270
Other current assets	502	(8)
Due from related party	(193)	771
Accounts payable and accrued expenses	593	484
Other current liabilities	(525)	(520)
Net cash used in operating activities	(1,081)	(2,151)

Cash flows from investing activities
(Purchase) / sale of property and equipment	-	(12)
Net cash used in investing activities	-	(12)

Cash flows from financing activities
Increase in capital	956	500
Increase / (decrease) in short term borrowing	(1,089)	1,556
Net cash provided by financing activities	(133)	2,056
Net decrease in cash and cash equivalents	(1,214)	(107)

Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	1,234	1,341
Cash and cash equivalents at the end of the period	$20	$1,234

Supplementary disclosure of cash flows information
Interest	121	968
Income tax	$12	$35

Non-cash flow information
Contingent consideration settled with common stock	-	125
Relative fair value of warrants issued with convertible debt	-	356
Conversion of debt for common stock	1,181	-
Issuance of Series B preferred stock in connection with acquisition of customer contracts from a common control entity	$7,435	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1) Organization and Description of Business

Healthcare Triangle Inc. (“the Company”) was incorporated under the laws of the State of Nevada on October 29, 2019, and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (‘HCLS”) industry. On January 1, 2020, the Company acquired the Life Sciences Business of SecureKloud Technologies Inc. and on May 8, 2020, the Company acquired Cornerstone Advisors Group LLC (Healthcare Business) from SecureKloud.

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

The accompanying statements of operations include expenses for certain functions historically performed by SecureKloud company, including general corporate services, such as legal, accounting, treasury, information technology, human resources and administration. These expenses are based primarily on direct usage when identifiable, direct capital expenditure or other relevant allocations during the respective periods. We believe the assumptions underlying the accompanying condensed consolidated financial statements, including the assumptions regarding these expenses from this related party, are reasonable. Actual results may differ from these expenses, assumptions and estimates. The amounts recorded in the accompanying condensed consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had we been a separate independent entity.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The reclassifications have no effect on the previously reported net loss.

Accounting policy on common control transactions

The preparation of financial statements is in conformity with GAAP, and specifically with ASC 350 and ASC 805. As such, any assets acquired from non-arm’s length parties are recorded at their original carrying amounts.

ASC 350-30-30-1 provides that “An intangible asset that is acquired either individually or with a group of other assets shall be initially measured based on the guidance included in paragraphs ASC 805-50-15-3 and ASC 805-50-30-1 through 30-4.”

Ultimately ASC 805-50-30-5 provides” When accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. If the carrying amounts of the assets and liabilities transferred differ from the historical cost of the parent of the entities under common control, for example, because push down accounting had not been applied, then the financial statements of the receiving entity shall reflect the transferred assets and liabilities at the historical cost of the parent of the entities under common control.”

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon equity or other financings to fund ongoing operations all of which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon equity or other financings to fund ongoing operations all of which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term ‘chief operating decision maker’ to be the interim Chief Executive Officer/Business Head. The Chief Operating Decision Maker along with the management team reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, the Company has determined that it operates in three distinct reportable operating segments, and all required financial segments information can be found in the consolidated financial statements.

Expenses included in segment operating profit consist principally of direct selling, delivery costs and research and development expenses. Certain Sales and Marketing expenses, General and Administrative expenses, depreciation, and amortization are allocated to individual segments in the ratio of revenue

	Twelve Months Ended
	December 31,
	(In thousands)		Changes
	2024	2023	Amount	%
Software Services	$4,692	$21,132	$(16,440)	(78)%
Managed Services and Support	6,716	10,452	(3,736)	(36)%
Platform Services	288	1,619	(1,331)	(82)%
Revenue	$11,696	$33,203	$(21,507)	(65)%

Operating profit by Operating Segment

	As of December 31, 2024
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	$4,692	$6,716	$288	$11,696
Intersegment revenues	-	-	-	-
Total	4,692	6,716	288	11,696
Less:				-
Elimination of intersegment revenues	-	-	-	-
Cost of revenue	(3,962)	(4,671)	(173)	(8,806)
Segmental gross profit	730	2,045	115	2,890
Research and development			429	429
Sales and marketing	952	1,364	59	2,375
General and administrative	1,584	2,267	97	3,948
Segmental profit / (loss)	$(1,806)	$(1,586)	$(470)	$(3,862)
Interest expenses	(487)	(696)	(30)	(1,213)
Depreciation and amortization	-	-	(889)	(889)
Other income	3	4	-	7
Income before income taxes	(2,290)	(2,278)	(1,389)	(5,957)
Income tax	5	7	-	12
Income after income taxes	(2,295)	(2,285)	(1,389)	$(5,969)

	As of December 31, 2023
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	$21,132	$10,452	$1,619	$33,203
Intersegment revenues	-	-	-	-
Total	21,132	10,452	1,619	33,203
Less:				-
Elimination of intersegment revenues	-	-	-	-
Cost of revenue	(17,585)	(7,794)	(1,047)	(26,426)
Segmental gross profit	3,547	2,658	572	6,777
Research and development	-	-	799	799
Sales and marketing	2,972	1,470	228	4,670
General and administrative	3,645	1,803	279	5,727
Segmental profit / (loss)	$(3,070)	$(615)	$(734)	$(4,419)
Interest expenses	(616)	(305)	(47)	(968)
Depreciation and amortization	-	-	(1,566)	(1,566)
Impairment	-	-	(1,710)	(1,710)
Other income	8	3	1	12
Income before income taxes	(3,678)	(917)	(4,056)	(8,651)
Income tax	22	11	2	35
Income after income taxes	(3,700)	(928)	(4,058)	$(8,686)

Revenue from top 5 customers

Twelve Months Ended December 31,

2024

Customer	Amount (in thousands)	% of Revenue
Customer 1	$1,945	17%
Customer 2	1,911	16%
Customer 3	1,233	11%
Customer 4	877	7%
Customer 5	$847	7%

2023

Customer	Amount (in thousands)	% of Revenue
Customer 1	$17,322	52%
Customer 2	3,114	9%
Customer 3	2,286	7%
Customer 4	2,011	6%
Customer 5	$1,751	5%

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

The beginning and ending contract balances were as follows:

	December 31,	December 31,
	2024	2023
	(In thousands)
Accounts receivable	$1,110	$3,595

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the year ended December 31, 2024, Company has provided allowance for uncollectible accounts for a value of $170 and $0 for the year end December 31, 2023. Based on the information available, management believes the Company’s other receivable is collectible.

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

As of January 30, 2024, management has identified a significant change in circumstances arising from the loss of a major customer within our wholly owned subsidiary, Devcool Inc. Historically, this customer has accounted for approximately 45% to 50% of the Company’s business. However, recent developments have led to a substantial reduction in transactions with the company. Based on the impairment assessment, management determined that an impairment loss of $1,710 was necessary to reflect the reduced value of the customer relationship as at December 31, 2023. This impairment loss, which is a non-recurring expense, has been recognized in the financial statements for the reporting period ending on that date

Based on the impairment assessment, management determined there is no impairment loss as at December 31, 2024.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed.

The Company’s annual goodwill impairment test resulted in impairment of $0 for the year ended December 31, 2024, and $0 for the year ended December 31, 2023.

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

Business Combinations

As per ASC 805-50 a common-control transaction does not meet the definition of a business combination because there is no change in control over the net assets. The accounting for these transactions is addressed in the “Transactions Between Entities Under Common Control”. The net assets are derecognized by the transferring entity and recognized by the receiving entity at the historical cost of the entities under common control. Any difference between the proceeds transferred or received and the carrying amounts of the net assets is recognized in equity in the transferring and receiving entities’ separate financial statements and eliminated in consolidation. The change in accounting principle is applied retroactively for all periods presented.

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

	December 31, 2024
	Fair Value Measured Using
	(In thousands)
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liabilities	—	—	$—	$—
Acquisition-related contingent consideration	—	—	$500	$500

	December 31, 2023
	Fair Value Measured Using
	(In thousands)
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liabilities	-	-	$-	$-
Acquisition-related contingent consideration	—	—	$500	$500

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

Advertising Costs

The Company expenses advertising cost as incurred. Advertising expense for the year ended December 31, 2024, and 2023 was $607 and $526 respectively.

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the year ended December 31, 2024, and 2023 sales to five major customers accounted for approximately 58% and 79% of total revenue respectively. For the year ended December 31, 2024, and year ended December 31, 2023 accounts receivable from five major customers accounted for approximately 72% and 77% of the total accounts receivable.

Top Five Customers’ Revenue for Twelve months ended December 31, 2024

Customer	Amount (in thousands)	% of Revenue
Customer 1	$1,945	17%
Customer 2	1,911	16%
Customer 3	1,233	11%
Customer 4	877	7%
Customer 5	$847	7%

Top Five Customers’ Accounts receivable for Twelve months ended December 31, 2024

Customer	Amount (in thousands)	% of Revenue
Customer 1	$362	32%
Customer 2	138	12%
Customer 3	109	10%
Customer 4	106	9%
Customer 5	$102	9%

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through December 31, 2024) per institution.

As of December 31, 2024, and 2023, the Company had $0 and $667, respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

3) Property and Equipment

Property and equipment consisted of the following at,

	December 31,	December 31,
	2024	2023
	(In thousands)
Furniture and Equipment	$132	$132
Less: Accumulated depreciation	(120)	(88)
Net Fixed Assets	$12	$44

Depreciation expenses for the year ended December 31, 2024, and December 31, 2023, were $32 and $48, respectively.

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

Intangible assets consist of the following:

	December 31, 2024				December 31, 2023
	Weighted
	average
	Remaining	Gross		Net	Gross		Net
	Useful life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)				(In thousands)
Customer relationships	-	$8,667	$8,667	-	$8,667	$8,667	$-
Intellectual property	-	5,144	5,144	-	5,144	4,431	713
Product development	-	477	477	-	477	333	144
Total Intangible Assets	-	$14,288	$14,288	$-	$14,288	$13,431	$857

Amortization expense for the year ended December 31, 2024, and 2023 were $857 and $1,518, respectively. This relates amortization of internally developed software, intellectual property, and customer relationships. The net carrying amount of intangible as of December 31, 2024, and December 31, 2023 were $0 and $857 respectively.

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

The Company is currently operating from two office locations leased by SecureKloud. The Company does not have any signed lease agreement in its name. The Company’s principal facility is located in Pleasanton, CA and has another facility in Plainsboro, NJ. Rent expenses were $135 and $135 for the twelve months ended December 31, 2024, and December 31, 2023, respectively.

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

6) Due from Related Party

SecureKloud Technologies Inc, is a Nevada based corporation, focusing on digital transformation for Avionics, Technology and Manufacturing Industry. As a pioneer in enabling cloud transformation for global enterprises, SecureKloud Technologies Inc is building on foundation of cloud capabilities by creating innovative platforms that are time-tested and designed to drive success in its digital transformation journey. HTI uses the capabilities and resources of SecureKloud for the execution of projects for its customers.

On October 21, 2024, Healthcare Triangle, Inc acquired substantially all of the business, assets, and operations relating to cloud and technology domain of SecureKloud Technologies, Inc a Nevada corporation. The Acquired Assets were acquired by Healthcare Triangle, Inc under an Asset Transfer Agreement, dated October 21, 2024.

The consideration for the Acquired Assets consisted of the issuance of 1,600,000 shares of newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) which is/are convertible each into 10 common shares at the holder’s option (subject to shareholder’s approval), for a total consideration of USD 7.44 million.

This is common control transaction, and the fair value of the assets acquired were calculated as $7,435. The transaction was treated as an asset acquisition and due to the common control nature, the company recorded deemed dividend and the acquired assets at $0, which was the carrying value of the common control seller.

SecureKloud Technologies Inc owns 45% of Healthcare Triangle Inc as of December 31, 2024.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with SecureKloud Technologies Inc. As per the Master Services Agreement, SecureKloud provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. SecureKloud charges for the services at cost. The Company received services amounting to $3,139 and $5,445 for the year ended December 31, 2024, and 2023 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the cost incurred by SecureKloud on behalf of the Company is settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $335 and $377 for the year ended December 31, 2024, and 2023 respectively. The Company has paid for these services during the year.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by SecureKloud. The Company has entered into a sublease agreement with SecureKloud and paid rent of $135 and $235 for the year ended December 31, 2024, and 2023 respectively.

The Company has made $181 from sales to related parties for the year ended December 31, 2024, and $38 for the year ended December 31, 2023.

The Company has acquired intangibles of $0 from related parties for the year ended December 31, 2024, and $0 for the year ended December 31, 2023.

The Company had entered into a Master Services Agreement with SecureKloud. As per the Master Services Agreement, SecureKloud provides administrative and technical services. The initial period of the agreement is for a period of three years which is extendable based on mutual consent. The Company received services amounting to $0 and $650 for the year ended December 31, 2024, and 2023 respectively. The Company has paid for these services during the year and there is no outstanding balance as at the year end.

The receivable from related parties as of December 31, 2024, was $138 and for the year ended December 31, 2023, was $14.

The balance due from affiliates as of December 31, 2024, was $497 and for the year ended December 31, 2023, was $304.

7) Contingent consideration

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

The Company has a payout of $625 for financial year 2022 and $0 for financial year 2023 arising from the Devcool Inc, acquisition. During the year ended December 31, 2023, the company issued 31,250 common stocks valued at $125 towards settlement of the contingent consideration and the balance $500 is outstanding as of December 31, 2024.

On February 24, 2025, the Company executed a settlement agreement and issued 594,130 common stocks at 10-day VWAP of $0.6733 amounting to $400 and the balance $100 to be settled by cash on March 31, 2025.

8) Equity Transactions

The Company issued 50,000 common stocks amounting to $22 and 30,000 common stocks amounting to $108 as Consulting fees for services for the year ended December 31, 2024, and December 31, 2023, respectively. The fair value of the shares issued for services was calculated using the closing share price on date of grant.

The Company issued 558,958 shares of common stock at a price of $1.71 per share and 76,923 shares of common stock at a price of $6.50 per share for total cash proceeds of approximately $956 and $500 for the year ended December 31, 2024, and December 31, 2023, respectively.

The Company issued nil and 31,250 common stocks at a price of $4 amounting $125 towards the equity earnout for the year ended December 31, 2024, and December 31, 2023, respectively.

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

Preferred Stock

The Company’s Certificate of Incorporation provides for a class of its authorized stock known as preferred stock, comprised of 10,000,000 shares, $0.00001 par value per share (the “Preferred Stock”), issuable from time to time in one or more series.

Series A Preferred Stock

With respect to payment of dividends and distribution of assets upon liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the Series A Convertible Preferred Stock will rank: (i) senior to all other classes or series of capital stock of the Corporation now existing or hereafter authorized, classified or reclassified, and (ii) junior to all Indebtedness of the Corporation now existing or hereafter authorized (including Indebtedness convertible into Common Stock).

The holders of the Series A Convertible Preferred Stock shall not be entitled to receive dividends paid on the Corporation's Common Stock.

With respect to payment of dividends and distribution of assets upon liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the Series B Convertible Preferred Stock will rank: (i) senior to all other classes or series of capital stock of the Corporation now existing or hereafter authorized, classified or reclassified, and (ii) junior to all Indebtedness of the Corporation now existing or hereafter authorized (including Indebtedness convertible into Common Stock).

The holders of the Series B Convertible Preferred Stock shall not be entitled to receive dividends paid on the Corporation's Common Stock.

Series B Preferred Stock

On October 21, 2024, the Company acquired the customer contracts from SecureKloud Technologies, Inc (a common control entity) and in consideration for the acquired assets, issued 1,600,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) which is/are convertible each into 10 common shares at the holder’s option (subject to shareholder’s approval). The Company did not record revenue during the financial year ended December 31, 2024, since the customer contracts were not in the Company’s name and the Company is waiting for the contracts to novate in order to recognize revenue accordingly. The Series B Preferred Stock were valued at USD 7.44 million.

The authorized Preferred Stock as of December 31, 2024, was 8,394,000.

9) Debt Securities

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

The Company recorded $0 for the year ended December 31, 2024 and $435,000 as debt discount and $356,000 using the relative fair value method for the period December 31, 2023.

The Company has amortized $702,000 of debt discount during the period ended December 31, 2024 and $0 for the year ended December 31, 2023.

(i)

Date	Installment	Loan	Conversion fees	Total repayment	Conversion price	No of shares	Equity	APIC
2/14/2024	1	$125,000	$6,250	$131,250	1.93	68,005	1	$131,249
2/14/2024	2	$125,000	$6,250	$131,250	1.93	68,005	1	$131,249
3/1/2024	3	$125,000	$6,250	$131,250	1.92	68,359	1	$131,249
3/1/2024	4	$125,000	$6,250	$131,250	1.92	68,359	1	$131,249
3/1/2024	5	$125,000	$6,250	$131,250	1.92	68,359	1	$131,249
3/19/2024	6	$125,000	$6,250	$131,250	1.72	76,308	1	$131,249
4/23/2024	7	$125,000	$6,250	$131,250	1.27	103,346	1	$131,249
5/9/2024	8	$125,000	$6,250	$131,250	1.15	114,130	1	$131,249
5/9/2024	9	$125,000	$6,250	$131,250	1.15	114,130	1	$131,249

During the year ending December 31, 2024, the Company converted $1,125,000 principal and $56,250 towards conversion fees on the L1 Capital convertible note. There was no gain or loss recorded on the conversions as they were consummated within the terms of the original agreement. As of December 31, 2024, the L1 Capital note was outstanding at $875,000.

(ii)

During the year, the Company and an investor entered an agreement on October 9, 2024, to issue to the investor 20% OID Promissory note for proceeds of $1,000,000. The original agreement contained the terms to mutually extend the maturity date of the note up to January 31, 2025. The Company renegotiated the extension of the original maturity of the note by three months from December 8, 2024, to March 8, 2025 and increased the maturity value of the note to $1,500,000 as per the terms of the note. The Company recorded an amount of $500,000 as an OID and repaid the note value of $1,500,000 on March 7, 2025.

The Company has amortized $277,000 of debt discount during the period ended December 31, 2024, and $0 for the year ended December 31, 2023. The debt discount is being amortized over the life of the loan.

Convertible Note	2024	2023
Short-term borrowing	$2,061	1,112
Long-term borrowing	-	97
Convertible note outstanding	$2,061	1,209

The long-term portion of this convertible debt was $0 as of December 31, 2024, and $97 as of December 31, 2023.

Aggregate maturities of convertible notes payable are as follows:

For the twelve months ended, December 31,

2024	$2,061
2025	$-
Total	$2,061

Convertible Note	2024	2023
Convertible notes payable [1]	$2,375	$2,000
Less: discount	314	791
Notes payable, net of discount 1-2	2,061	1,209
Notes payable, current portion, net of discount	2,061	1,112
Notes payable, long-term portion, net of discount	$-	$97

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

As of December 31, 2024, there is a debt discount balance relating to convertible debt in the amount of $313,841. This balance will be amortized over the life of the note.

On December 28, 2023, the Company issued a convertible note to the investor in the principal amount of $2.0 million which resulted in gross proceeds to the Company of $1.7 million (the “First Tranche Note”) and Warrants to purchase up to an aggregate of 357,500 Warrant Shares (the “First Tranche Warrants”). The First Tranche Note, and the First Tranche Warrants have an initial fixed conversion and exercise price of $3.44688 per share, respectively, subject to adjustment. The First Tranche Warrants carry a 5-year term and, if not exercised, will terminate on December 28, 2028.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	price	Term	value
Outstanding on January 1, 2024	967,256	$7.99	4.05	3,785
Granted	—	—	—	—
Excised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding on December 31, 2024	967,256	7.99	3.05	3,785
Exercisable on December 31, 2024	376,378	$7.99	2.78	1,472

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	price	Term	value
Outstanding on January 1, 2023	683,935	$12.71	4.50	3,812
Granted	357,500	3.45	4.99	604
Excised	—	—	—	—
Forfeited or expired	74,179	—	—	631
Outstanding on December 31, 2023	967,256	7.99	4.05	3,785
Exercisable on December 31, 2023	182,927	$10.66	3.50	954

The following table summarizes the activities for our unvested warrants for the year ended December 31, 2024.

		Weighted average Grant Date Fair
	Number of Warrants	Value Per warrant
Unvested on January 1, 2024	784,329	$3.61
Granted	—	—
Vested	(193,451)	3.91
Forfeited	—	—
Unvested on December 31, 2024	590,878	$3.51

		Weighted average Grant Date Fair
	Number of Warrants	Value Per warrant
Unvested on January 1, 2023	622,960	$5.61
Granted	357,500	1.69
Vested	(121,952)	5.21
Forfeited	(74,179)	8.51
Unvested on December 31, 2023	784,329	$3.61

The Company has recognized cost of $0 for the year ended December 31, 2024, and $0 for the year ended December 31, 2023.

C. Short term borrowing

Particulars	2024	2023
Short Term Borrowing
Seacoast Business Funding	$589	$2,676
Convertible note	2,061	1,112
Total	$2,650	$3,788

(i) Seacoast Business Funding

The Company has obtained a credit facility from Seacoast business funding (SBF) a division of Seacoast National Bank during the year ended December 31, 2022. The funding is against the accounts receivables of the company and its subsidiary. The SBF facility charges an interest of prime rate plus 1% on a floating basis. The balance as of December 31,2024, is $589 and $ 2,676 for the period ended December 31, 2023.

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

The components of the Company’s net deferred tax assets as of December 31, 2024, and 2023, were as follows (in thousands):

	December 31, 2024	December 31, 2023
	(In thousands)
Deferred tax assets:
Net Operating loss carry-forward	$1,667	$2,421
Add back:
Stock-based compensation	(24)	(46)
Depreciation and amortization	(249)	(438)
Impairment expense	—	(479)
Bad debt	(48)	—
Gain on revaluation	—	—
Other income	2	3
Total deferred tax asset	1,348	1,461
Less: valuation allowance	$(1,348)	$(1,461)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net deferred tax asset	—	—

Income tax expense (benefit) was computed as follows:

	December 31,	December 31,
	2024	2023
	(In thousands)
Federal income tax	$—	$—
State income tax	12	35
Total Income expenses / (benefit)	$12	$35

The Company’s effective tax rate is 0% for the year ended December 31, 2024, and 0% and for the year ended December 31, 2023 The future effective income tax rate depends on various factors, such as the Company’s income / (loss) before taxes, tax legislation and the geographic composition of pre-tax income.

The Company’s current tax expense is $0. There is no liability in 2024 on account of losses.

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

11 A) New Accounting Pronouncements implemented

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

A summary of option activity under the employee share option plan as of December 31, 2024, and changes during the year then ended is presented below.

	Options			Shares of Stock
	No. of	Weighted	No. of	Weighted
	Options	Average Price	Shares	Average Price	Total
Balance available under the plan on January 1, 2024	277,588	—	—	—	277,588
Granted	(20,000)	$3.63			(20,000)
Cancelled/expired	72,900				72,900
Additions to the plan	261,764				261,764
Balance available under the plan on December 31, 2024	592,252				592,252

A summary of option activity under the employee share option plan as of December 31, 2023, and changes during the year then ended is presented below.

	Options			Shares of Stock
	No. of	Weighted	No. of	Weighted
	Options	Average Price	Shares	Average Price	Total
Balance available under the plan on January 1, 2023	422,719	—	—	—	422,719
Granted	(171,500)	$3.63			(171,500)
Cancelled/expired	26,369				26,369
Balance available under the plan on December 31, 2023	277,588				277,588

The following table summarizes the activities for our unvested options for the year ended December 31, 2024

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2024	134,438	$1.98
Granted	20,000	0.66
Vested	(75,828)	1.50
Forfeited	(42,761)	2.30
Unvested on December 31, 2024	35,849	$1.88

The following table summarizes the activities for our unvested options for the year ended December 31, 2023

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2023	67,778	$1.81
Granted	171,500	1.81
Vested	(88,039)	1.51
Forfeited	(16,801)	1.98
Unvested on December 31, 2023	134,438	$1.98

The weighted-average grant date fair value of options granted in the years ended December 31, 2024, and 2023 was $0.66 and $1.81, respectively. The fair value of the options that vested during the years ended December 31, 2024, and 2023, was $8 and $310, respectively.

As of December 31, 2024, there was $53 of unrecognized share-based compensation expense related to unvested options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1 year based on vesting under the award service conditions.

The company issued and valued options using the Black-Scholes model for all 2024 and 2023 issuances with the following significant assumptions.

Fair value assumptions	2024	2023
Expected volatility	45%-52%	45%-52%
Expected terms (in years)	4	4
Risk-free interest rate	4.70% – 5.70%	4.60%-5.46%
Dividend Yield	0%	0%

The Company recognized compensation expenses related to stock options of $87 during the year ended December 31, 2024, and $17 for the year ended December 31, 2023.

14) Net Income per share

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

Schedule of earning per share

	Twelve Months Ended
	December 31,
	2024	2023
	(In thousands)
Net income attributable to common stockholders	$(5,969)	$(8,686)
Weighted average shares outstanding used in basic per common share computations	5,278,293	4,179,140
Basic / Dilutive EPS	$(1.13)	$(2.08)

15) Subsequent Events

The following subsequent events have occurred.

Convertible Note:

(i)	The Company converted convertible note principal of $875,000 and conversion fees of $315,865 by issuing 2,629,038 common stocks at an average price of $0.45

(ii)	On March 6, 2025, the Company repaid its outstanding convertible note for a value of $1.50 million.

(iii)	On February 28, 2025, the Company announced a private offering of common stock and issued 36,190,476 shares at a price of $0.42 per share, for gross proceeds of approximately $15.2 million. Net proceeds to the Company were approximately $13.68 million, after deducting placement agent fees and other expenses payable by the Company. The Company expects to use the net proceeds from the offering for future acquisitions, general corporate purposes, and working capital requirements.

(iv)	On February 24, 2025, the Company executed a settlement agreement as follows:

Particulars	Liability as of 12.31.2024	Amount	Settlement type	Number of common stocks issued (1)
Contingent	500,000	100,000	Cash (2)	-
consideration		400,000	Common stock	594,130
Commission	285,918	22,049	Cash (3)	-
		88,194	Common stock	130,997
Commission	45,166	30,306	Cash (4)	-
Consulting fees	60,000	-	Waived (5)	-
Total	891,084	640,549		725,127

(1)	The Common stocks were issued on March 3, 2025, based on the 10 day VWAP of $0.6733.
(2)	The settlement of commission of $100,000 to be paid on or before March 31, 2025.
(3)	The settlement of commission of $22,049 to be paid on or before April 1, 2025.
(4)	The settlement of commission of $30,306:

$10,000 to be paid on April 1, 2025.
$20,206 to be paid on June 1, 2025

(5)	The consulting fees of $60,000 have been waived as part of the settlement.

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

The Company carried out adjustments to the financial statements as a result of the audits for 2024 and 2023 and due to the number of adjustments the company’s internal controls over financial reporting were determined to be ineffective.

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

The Company carried out various assessments for the financial year ended December 31, 2024:

1.	The Company recorded revenues and expenses from an acquisition from a related party; the contracts had not novated at the year end.

2.	As part audit of Financial Statements, the management carried out adjustments to remove the value of unsupported intangible assets.

3.	As part audit of Financial Statements, the management carried out adjustments to correct the recording of Preferred Series B Common Stocks issued to an affiliate, as a deemed dividend.

4.	Adjustment to record amortization of Debt discount.

5.	Adjustment to reverse Debt discount already recorded in the financial statements.

6.	The management concluded that our limited resources prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Further we have limited specific technical accountants and therefore it is difficult for us to effectively segregate accounting duties and have proper financial reporting, which creates a material weakness in our internal controls over financial reporting.

Accordingly, management concluded there was a material weakness in our internal control over financial reporting at December 31, 2024.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the twelve months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 31, 2025.

Name	Age	Position
Dave Rosa	59	Chairman of the Board of Directors.
Thyagarajan Ramachandran	49	Chief Financial Officer
Sujatha Ramesh*	54	Chief Operating Officer
Shibu Kizhakevilayil	52	Head of M&A and Director
Ronald McClurg	64	Director
Jainal Bhuiyan	42	Director

●	Appointed effectively on March 18, 2025.

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

Sujatha Ramesh

Ms. Ramesh has served as our Chief Operating Officer since March 2025. Ms. Ramesh has a distinguished career of over 25 years of senior executive experience in the technology and financial services industry, having previously served as Global Head of Strategic Initiatives at Citigroup (2006–2024), where she held senior leadership roles and led operational transformation, governance, risk management, financial optimization, and technology modernization across global markets. Prior to Citigroup, she held leadership positions at Publicis Sapient, Infinite Computer Solutions, and Capgemini (formerly iGATE Global Solutions), managing technology projects and digital transformation initiatives across North America, Europe, Asia, and Latin America. A recognized industry thought leader and honored listee in Who’s Who in America, Ms. Ramesh has spoken at global forums and served as a guest speaker at academic institutions, mentoring future leaders. Ms. Ramesh holds an MBA from NYU Leonard N. Stern School of Business and a Master of Science (MS) in Information Systems and Applications.

We believe Ms. Ramesh is well qualified to lead as COO due to their prior management experience, and exposure as and with senior leadership roles.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, none of our directors, executive officers and Ten Percent Holders failed to comply with any Section 16(a) filing requirements during fiscal 2024.

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2024, and

2023 to our Chief Financial Officer, Head of Strategic Partnership and our Head of M&A. We refer to these individuals as our “named executive officers.”:

				Option
Name and Principal Position	Year	(Salary $)	(Bonus $)	Awards($)	Total ($)
Thyagarajan Ramachandran	2024	277,600	-	-	277,600
Chief Financial Officer	2023	217,500	50,000	27,803	295,303
Shibu Kizhakevilayil	2024	157,884	-	-	157,884
Head of M&A	2023	229,884	-	8,484	238,368

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options	Options	Exercise	Expiration
Name	Grant Date	(#) Exercisable	(#) Unexercisable	Price ($)	Date
Thyagarajan Ramachandran	01/01/2021	7,500	-	4.00	01/01/2031
Thyagarajan Ramachandran	11/09/2022	17,500	-	1.90	11/09/2032
Thyagarajan Ramachandran	03/20/2023	25,000	9,722	3.30	03/20/2033
Lakshmanan Kannappan	01/01/2021	5,000	-	4.00	01/01/2031
Lakshmanan Kannappan	03/20/2023	15,000	4,068	3.30	03/20/2033
Shibu Kizhakevilayil	01/01/2021	5,000	-	4.00	01/01/2031
Shibu Kizhakevilayil	03/20/2023	15,000	4,068	3.30	03/20/2033

Director Compensation Table

The following table provides information concerning compensation paid to our directors during fiscal year ended December 31, 2024.

	Fee
	Earned / Paid
Name	in Cash $	Options	Others	Total $
Dave Rosa	120,000	3,845	—	123,845
Mohammad Jainal Bhuiyan	50,000	1,923	—	51,923
Ronald McClurg	50,000	1,923	—	51,923

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2024 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws.

The information contained in this table is as of March 31, 2025. At that date 9,020,947 shares of our common stock were outstanding.

		Number of Shares Beneficially Owned			Beneficial Ownership Percentages
Name and Address of Beneficial Owner (1)	Title	Common Stock		Series A Super Voting Preferred Stock(2)	Percent of Common Stock	Percent of Series A Super Voting Preferred Stock	Percent of Voting Stock (3)
Officers and Directors
Thyagarajan Ramachandran	Chief Financial Officer	57,961	(5)	—	0.69%	—	0.40%
Lakshmanan Kannappan	Business Head	39,152	(6)		0.46%		0.27%
Shibu Kizhakevilayil	Head of M&A	39,152	(7)	—	0.46%	—	0.27%
Sujatha Ramesh	Chief Operating Officer	—		—	*	—	*
Ronald McClurg	Director	—		—	*	—	*
Jainal Bhuiyan	Director	—		—	*	—	*
Dave Rosa	Director	—		—	*	—	*
Officers and Directors as a Group (total of 7 persons)		136,265		—	1.61%	N/A	0.94%
Other 5% beneficial owners: (2)
SecureKloud Technologies, Inc.(4)		2,550,000		—	30.21%	N/A	17.66%

*	Less than 1%.

(1)	The principal address of the named officers, directors and 5% stockholders of the Company is c/o Healthcare Triangle, Inc., 7901 Stoneridge Drive, Suite # 220, Pleasanton, CA 94588.
(2)	Entitles the holder to 1,000 votes per share and votes with the common stocks as a single class.
(3)	Represents total ownership percentage with respect to all shares of common stock, options and Series A Super Voting Preferred Stock, as a single class.
(4)	SecureKloud Technologies, Inc. is 60.7% owned by SecureKloud Technologies Limited which is a publicly traded company in India.
(5)	Includes 42,961 shares of our common stock underlying stock options that have vested or exercisable within 60 days of February 25, 2025.
(6)	Includes 19,152 shares of our common stock underlying stock options that have vested or exercisable within 60 days of February 25, 2025.
(7)	Includes 19,152 shares of our common stock underlying stock options that have vested or exercisable within 60 days of February 25, 2025.
(8)	Includes 65,000 shares of our common stock underlying stock options that have vested or exercisable within 60 days of February 25, 2025

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

SecureKloud Technologies Inc, is a Nevada based corporation, focusing on digital transformation for Avionics, Technology and Manufacturing Industry. As a pioneer in enabling cloud transformation for global enterprises, SecureKloud Technologies Inc is building on foundation of cloud capabilities by creating innovative platforms that are time-tested and designed to drive success in its digital transformation journey. HTI uses the capabilities and resources of SecureKloud for the execution of projects for its customers.

On October 21, 2024, the Healthcare Triangle, Inc acquired substantially all of the business, assets, and operations relating to cloud and technology domain of SecureKloud Technologies, Inc a Nevada corporation. The Acquired Assets were acquired by Healthcare Triangle, Inc under an Asset Transfer Agreement, dated October 21, 2024.

The consideration for the Acquired Assets consisted of the issuance of 1,600,000 shares of newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) which is/are convertible each into 10 common shares at the holder’s option (subject to shareholder’s approval), for a total consideration of at $4.50 per share of Series B Preferred Stock valuing the transferred assets at USD 7.20 million.

This is common control transaction, and the fair value of the assets acquired were calculated as $7,435. The transaction was treated as an asset acquisition and due to the common control nature, the company recorded deemed dividend and the acquired assets at $0, which was the carrying value of the common control seller.

SecureKloud Technologies Inc owns 45% of Healthcare Triangle Inc as of December 31, 2024.

The Company entered into a Master Service Agreement, Shared Services Agreement and Rental Sublease Agreement with SecureKloud Technologies Inc. As per the Master Services Agreement, SecureKloud provides technical resources according to the statement of work from the Company. The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. SecureKloud charges for the services at cost. The Company received services amounting to $3,139 and $5,445 for the year ended December 31, 2024, and 2023 respectively. The Company has paid for these services during the year.

As per the terms of the Shared Services and Rental Sublease Agreement, the cost incurred by SecureKloud on behalf of the Company is settled at cost. The Shared Services Agreement includes Development infrastructure, Sales support, Recruitment and Immigration support, Project coordination, HR and Operation support, Management /Advisory services. The Company received services amounting to $335 and $377 for the year ended December 31, 2024, and 2023 respectively. The Company has paid for these services during the year.

The Company does not have any signed lease agreement on its name and currently operates from two office locations leased by SecureKloud. The Company has entered into a sublease agreement with SecureKloud and paid rent of $135 and $235 for the year ended December 31, 2024, and 2023 respectively.

The Company has made $181 from sales to related parties for the year ended December 31, 2024, and $38 for the year ended December 31, 2023.

The Company has acquired intangibles of $0 from related parties for the year ended December 31, 2024, and $0 for the year ended December 31, 2023.

The Company had entered into a Master Services Agreement with SecureKloud. As per the Master Services Agreement, SecureKloud provides administrative and technical services. The initial period of the agreement is for a period of three years which is extendable based on mutual consent. The Company received services amounting to $0 and $650 for the year ended December 31, 2024, and 2023 respectively. The Company has paid for these services during the year and there is no outstanding balance as at the year end.

The receivable from related parties as of December 31, 2024, was $138 and for the year ended December 31, 2023, was $14.

The balance due from affiliates as of December 31, 2024, was $497 and for the year ended December 31, 2023, was $304.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The table below presents the aggregate fees billed for professional services rendered by M&K CPAS P LLC for the years ended December 31, 2024, and 2023.

	2024	2023
Audit fees	$228,000	$271,000
Administrative fees	$22,800	$27,000
All other fees	-	-
Total fees	$250,800	$298,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b)	Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S- 1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.4	Series A Super Voting Preferred Stock Certificate of Designation(incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.5	Series A Super Voting Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.6	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated October 22, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on October 25, 2024)
4.1	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333- 259180), filed with the SEC on October 8, 2021)
4.2	Form of Senior Secured 15% Original Issue Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
4.4*	Description of Securities
4.5*	HCTI - Convertible Unsecured Promissory Note, dated October 09, 2025
4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.7	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
10.1	Asset Transfer Agreement, dated January 1, 2020 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.2	Equity Purchase Agreement, dated May 8, 2020 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.3	Form of 10% Convertible Promissory Note issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.4	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.5	The Company’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S- 1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.6	Form of Grant (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.7	Master Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
10.8	Shared Services Agreement dated January 1, 2021 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
10.9	Rental Sublease Agreement dated January 1, 2023 between SecureKloud Technologies, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
10.10	IT Master Services Agreement effective as of May 1, 2017 between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.11	Form of Statement of Work under Master Services Agreement between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.12	Form of Common Stock Purchase Warrant to be issued to the Placement Agent for the Note and Warrant Private Offering (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.13	Share Purchase Agreement, dated December 10, 2021, among Healthcare Triangle, Inc., Devcool, Inc., Go To Assistance Inc., and Mr. Sandeep Deokule (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 14, 2021)

10.14	Promissory Note, dated December 10, 2021 made to Go To Assistance Inc. (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on December 14, 2021)
10.15	Consulting Agreement dated December 10, 2021 between the Company and Sandeep Deokule (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on December 14, 2021)
10.16	Form of Securities Purchase Agreement, dated as of April 05, 2023, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April 6, 2023)
10.17	Employment Agreement, dated April 01, 2023 by and between the Company and Thyagarajan Ramachandran (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on April 6, 2023)
10.18	Board Agreement, dated as of July 13, 2023, by and between the Company and Dave Rosa. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on July 14, 2023)
10.19	Form of Securities Purchase Agreement, dated as of December 28, 2023, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.20	Form of Registration Rights Agreement, dated as of December 28, 2023, by and between the Company and the Investor (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.21	Security Agreement, dated as of December 28, 2023, by and between the Company, Devcool, and the Investor (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.22	Pledge Agreement, dated as of December 28, 2023, by and between the Company and the Investor (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.23	Subsidiary Guarantee, dated as of December 28, 2023, by and between the Company, Devcool, and the Investor (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.24	Intercreditor Agreement, dated as of December 28, 2023, by and between Seacoast National Bank and the Investor (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
10.25	Asset Transfer Agreement, by and between Healthcare Triangle, Inc. and SecureKloud Technologies, Inc., dated October 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on October 25, 2024)
10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
10.27	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
10.28	Employment Agreement between Healthcare Triangle, Inc. and Ms. Sujatha Ramesh, dated March 18, 2025. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on March 24, 2025)
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Healthcare Triangle, Inc. Clawback Policy, effective November 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 29, 2023)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Triangle, Inc.

Date: March 31, 2025	By:	/s/ Lakshmanan Kannappan
Lakshmanan Kannappan
Interim Business Head (Principal Executive Officer)

Healthcare Triangle, Inc.

Date: March 31, 2025	By:	/s/ Thyagarajan Ramachandran
Thyagarajan Ramachandran
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2025.

Signature	Title

/s/ Dave Rosa	Chairman of the Board and Director
Dave Rosa

/s/ Lakshmanan Kannappan	Interim Business Head (principal executive officer)
Lakshmanan Kannappan

/s/ Thyagarajan Ramachandran	Chief Financial Officer (principal financial and accounting officer)
Thyagarajan Ramachandran

/s/ Shibu Kizhakevilayil	Head of M&A and Director
Shibu Kizhakevilayil

/s/ Ronald McClurg	Director
Ronald McClurg

/s/ Jainal Bhuiyan	Director
Jainal Bhuiyan