Form 10-Q
period 2025-03-31
Healthcare Triangle, Inc.
filed 2025-05-20
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐  No ☒

As of May 19, 2025, 408,445,597 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial statements (In thousands of US $, unless otherwise noted)

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,826	$20
Accounts receivable	1,907	1,110
Other current assets	1,107	322
Total current assets	9,840	1,452
Property and equipment, net	-	12
Due from affiliates	1,945	497
Total assets	$11,785	$1,961

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,618	$2,539
Short term borrowing	775	2,650
Other current liabilities	815	1,386
Total current liabilities	3,208	6,575

Long-term liabilities
Contingent consideration	-	500
Total current and long-term liabilities	3,208	7,075

Stockholders’ equity
Preferred stock, par value $0.00001; 10,000,000 authorized Issued 1,600,000 as of March 31, 2025 and as of December 31, 2024	7,435	7,435
Series A, Super Voting Preferred Stock - 20,000 shares (1,000 votes per share)	-	-
Common stock, par value $0.00001; 100,000,000 authorized 16,038,376 and 5,666,781 shares issued and outstanding as of March 31, 2025, and December 31, 2024 respectively	-	-
Additional paid-in capital	36,413	21,022
Accumulated deficit	(35,271)	(33,571)
Total stockholders’ equity (deficit)	8,577	(5,114)
Total liabilities and stockholders’ equity	$11,785	$1,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2025	2024

Net revenue	$3,704	$4,109

Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,375	3,095

Operating expenses
Research and development	144	127
Sales and marketing	373	883
General and administrative	1,198	1,181
Depreciation and amortization	12	536
Total operating expenses	1,727	2,727
Loss from operations	(1,398)	(1,713)
Other income	111	-
Interest expense	(413)	(149)
Loss before income tax	(1,700)	(1,862)
Provision for income tax	-	-
Net loss	$(1,700)	$(1,862)
Net loss per common share—basic and diluted	(0.17)	(0.42)
Weighted average shares outstanding:
Basic and diluted	9,843,821	4,455,245

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Consolidated Statements of Changes in Stockholder’s Equity

	Preferred stock (Series A)		Preferred stock (Series B)		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	defecit	equity (deficit)
Three months ended March 31, 2025
Balance at December 31, 2024	6,000	$-	1,600,000	$7,435	5,666,781	-	$21,022	$(33,571)	$(5,114)
Net loss	-	-	-	-	-	-	-	(1,700)	(1,700)
Shares issued for services	14,000	-	-	-	130,977	-	88	-	88
Common Stock issued for cash	-	-	-	-	7,017,429	-	95	-	95
Prefunded warrants issued for cash (1)	-	-	-	-	-	-	395	-	395
Series B (cashless warrants) (2)	-	-	-	-	-	-	14,710	-	14,710
Expenses relating to funding	-	-	-	-	-	-	(1,524)	-	(1,524)
Conversion of Debt to Equity	-	-	-	-	2,629,040	-	1,191	-	1,191
Shares issued for acquisition (Contingent Consideration)					594,129	-	400	-	400
Issue of Options (ISO/NSO)	-	-	-	-	-	-	36	-	36
Balance at March 31, 2025	20,000	$-	1,600,000	$7,435	16,038,376	-	$36,413	$(35,271)	$8,577

Three months ended March 31, 2024
Balance at December 31, 2023	6,000	$-	-	$-	4,308,822	-	$26,211	$(27,602)	$(1,392)
Net loss								(1,862)	(1,862)
Preferential Issue	-	-	-	-	417,395	-	787	-	787
Issue of Options (ISO/NSO)	-	-	-	-	-	-	26	-	26
Balance at December 31, 2024	6,000	$-	-	$-	4,726,217	-	$27,024	$(29,464)	$(2,441)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	29,173,056 shares of Common Stock that may be issued on full exercise of the pre-funded warrants issued at $0.42 per share.

(2)	Up to 1,085,714,550 shares of Common Stock that may be issued on exercise of the Series B warrants using the “zero exercise price option”.

See Note 8 for value allocation.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(1,700)	$(1,862)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation & amortization	12	536
Interest expense settled by equity	316	-
Common stock issued for services	88	-
Amortization of debt discount	223	36
Other income	(111)	-
Stock compensation expenses	36	26
Changes in operating assets and liabilities:
(Increase)/ decrease in:
Accounts receivable	(797)	1,141
Other current assets	(785)	486
Due from affiliates	(1,448)	271
Accounts payable and accrued expenses	(820)	60
Other current liabilities	(572)	(744)
Net cash used in operating activities	(5,557)	(50)
Cash flows from investing activities
Net cash provided by/ (used in) investing activities	-	-
Cash flows from financing activities
Increase/(decrease) in short term borrowing	186	(883)
Repayment of convertible note	(1,500)	-
Proceeds from equity issuance (Note 8)	13,677	-
Net cash provided by/ (used in) financing activities	12,363	(883)

Net increase (decrease) in cash and cash equivalents	6,806	(933)
Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	$20	$1,234
Cash and cash equivalents at the end of the period	$6,826	$301

Non-cash investing and financing activities

Supplementary disclosure of cash flows information
Interest	413	149
Conversion of debt to equity	1,191	-

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

(Unaudited)

(In thousands except share and per share data)

2) Summary of Significant Accounting Policies

Basis of consolidated financial statements

The accompanying condensed consolidated financial statements include the accounts of Healthcare Triangle, Inc and Devcool, Inc its wholly owned subsidiary. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying statements of operations include expenses for certain functions historically performed by the Parent company, including general corporate services, such as legal, accounting, treasury, information technology, human resources and administration. These expenses are based primarily on direct usage when identifiable, direct capital expenditures or other relevant allocations during the respective periods. We believe the assumptions underlying the accompanying condensed consolidated financial statements, are reasonable. Actual results may differ from these expenses, assumptions and estimates. The amounts recorded in the accompanying condensed consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had we been a separate independent entity.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2024 condensed consolidated balance sheet data included herein was derived from audited financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2025, the results of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the unaudited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

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

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term ‘chief operating decision maker’ to be the Chief Financial Officer and Chief Operating Officer. The Chief Financial Officer along with the management team reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, the Company has determined that it operates in three distinct reportable operating segments, and all required financial segments information can be found in the condensed consolidated financial statements.

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

Schedule of operating segment

	Three months Ended March 31,		Changes
	(In thousands)
	2025	2024	Amount	%
Software services	$1,652	2,025	(373)	(18)%
Managed services and support	1,982	1,996	(14)	(1)%
Platform services	70	88	(18)	(20)%
Revenue	$3,704	$4,109	$(405)	(10)%

Operating profit by Operating Segment

Three months ended March 31, 2025
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	1,734	1,900	70	3,704
Intersegment revenues	-	-	-	-
Total	1,734	1,900	70	3,704
Less:
Elimination of intersegment revenues	-	-	-	-
Cost of revenue	(1,543)	(1,823)	(9)	(3,375)
Segmental gross profit	191	77	61	329
Research and development	-	-	144	144
Sales and marketing	175	191	7	373
General and administrative	561	615	23	1,198
Segmental loss	(544)	(729)	(113)	(1,386)
Interest expenses	(193)	(212)	(8)	(413)
Depreciation and amortization	-	-	(12)	(12)
Other income	52	57	2	111
Income before income taxes	(686)	(884)	(130)	(1,700)
Income tax	-	-	-	-
Income after income taxes	(686)	(884)	(130)	(1,700)

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Three months ended March 31, 2024
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	2,025	1,996	88	4,109
Intersegment revenues	-	-	-	-
Total	2,025	1,996	88	4,109
Less:				-
Elimination of intersegment revenues	-	-	-	-
Cost of revenue	(1,625)	(1,414)	(56)	(3,095)
Segmental gross profit	400	582	32	1,014
Research and development	-	-	127	127
Sales and marketing	435	429	19	883
General and administrative	582	574	25	1,181
Segmental profit / (loss)	(617)	(421)	(139)	(1,177)
Interest expenses	(73)	(72)	(3)	(149)
Depreciation	-	-	(536)	(536)
Amortization	-	-	-	-
Other income	-	-	-	-
Income before income taxes	(691)	(493)	(678)	(1,862)
Income tax	-	-	-	-
Income after income taxes	(691)	(493)	(678)	(1,862)

Revenue from top 5 customers

Three Months Ended March 31, 2025

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$754	20%
Customer 2	659	18%
Customer 3	266	7%
Customer 4	233	6%
Customer 5	$188	5%

Three Months Ended March 31, 2024

Schedule of concentration

Customer	Amount (In thousands)	% of Revenue
Customer 1	$807	20%
Customer 2	720	18%
Customer 3	490	12%
Customer 4	476	12%
Customer 5	$332	8%

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The beginning and ending contract balances were as follows:

Schedule of receivables and contract liabilities

	March 31, 2025	December 31, 2024
	(In thousands)
Accounts Receivable	1,907	1,110

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with an original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk. An amount of $1.52 million is held in an escrow account with Sichenzia Ross Ference Carmel LLP (SRFC). The funds will be released upon making the S-1 effective no later than 75 days of filing of the 10-K for fiscal 2024.

Accounts Receivable

The Company extends credit to clients based upon the management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the quarter ended March 31, 2025, the Company did not provide an allowance for uncollectible accounts and for the year ended December 31, 2024, the Company provided an allowance for uncollectible accounts of $185. Based on the information available, management believes the Company’s accounts receivable are collectible.

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

Advertising Costs

The Company expenses advertising cost as incurred. Marketing and advertising expenses for the quarters ended March 31, 2025, and March 31, 2024, were $58 and $268 respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended March 31, 2025 and 2024 revenue from the top five customers accounted for approximately 57% and 70% of total revenue respectively. For the quarter ended March 31, 2025, and year ended December 31, 2024, accounts receivable from five major customers accounted for approximately 59% and 63% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through March 31, 2025) per institution.

As of March 31, 2025, and December 31, 2024, the Company had $2.9 million and $0 million respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

3) Property and Equipment

Property and equipment consisted of the following:

Schedule of property and equipment

	March 31, 2025	December 31, 2024
	(In thousands)
Furniture and equipment	$132	$132
Less: Accumulated depreciation	(132)	(120)
Net fixed assets	$0	$12

Depreciation expenses for the quarter ended March 31, 2025 and 2024 were $12 and $11, respectively.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

4) Leases

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

The Company is currently operating from two office locations leased by SecureKloud. The Company does not have any signed lease agreement in its name. The Company’s principal facility is located in Pleasanton, CA and has another facility in Plainsboro, NJ. Rent expenses were $43 and $33 for the three months ended March 31, 2025, and March 31, 2024, respectively.

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

5) Other current assets:

Particulars	March 31, 2025	December 31, 2024
Other current assets
Unbilled revenue	$824	$-
Prepaid expenses	232	262
Others	51	60
Total	$1,107	$322

6) Due from Affiliates

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

On January 1, 2025, the Company entered into a Rental Sublease Agreement with Securekloud Technologies Inc ("SKI") and Master Service Agreement with Securekloud Technologies Inc ("SKI") and Securekloud Technologies Limited ("SKL). As per the Master Services Agreement, SKI and SKL provide technical resources according to the statement of work from the Company. The initial term of the agreement between SKI and the principal lessor is twenty-four months, which is extendable based on mutual consent. The Company received services amounting to $1,132 and $813 for the quarter ended March 31, 2025, and 2024 respectively. The Company has paid for these services during the quarter.

As per the terms of the Rental Sublease Agreement, the cost incurred by SKI on behalf of the Company are settled at cost. The Company received services amounting to $43 and $33 for the quarter ended March 31, 2025, and 2024 respectively. The Company has paid for rent during the quarter.

7) Contingent consideration

On February 24, 2025, the Company executed a settlement agreement and issued 594,130 common stocks at $0.6733 amounting to $400 and the balance $100 was settled by cash on March 31, 2025.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

8) Equity Transactions

On February 27, 2025, Healthcare Triangle, Inc. (the “Company”) entered into Securities Purchase Agreements dated February 27, 2025 (the “Purchase Agreement”) with institutional investors (the “Investors”) for the private placement of 36,190,485 units (each a, “Unit”), each Unit consisting of one share of the Company’s common stock (“Common Stock”) or one pre-funded warrant (a “Pre-Funded Warrant”) to purchase one share of common stock, one Series A Warrant (a “Series A Warrant”) to purchase one share of common stock and one Series B Warrant (a “Series B Warrant” and together with the Series A Warrant, the “Purchase Warrants”) to purchase one share of common stock at an offering price of $0.42 per Unit (or $0.41999 per Unit in the case of Units that include pre-funded warrants). The Common Stock, the Pre-Funded Warrants and the Purchase Warrants included in the Units and the Common Stock underlying the Pre-Funded Warrants and the Purchase Warrants are collectively referred to herein as the “Securities” and the Securities, other than the Pre-Funded Warrants, and the Purchase Warrants shall be referred to herein as the “Registrable Securities.” The entire transaction has been priced at the market under Nasdaq rules and closed on February 28, 2025.

The initial exercise price for both the Series A Warrants and Series B Warrants is $0.84 per share and both terminate on the fifth anniversary of the later of (x) effective date of stockholder approval and (y) the earlier of (i) the effective date of the registration statement (the “Registration Statement”) filed by the Company to register the Registerable Securities or (ii) the date that the Registerable Securities can be sold, assigned or transferred without restriction or limitation pursuant to Rule 144 promulgated under the 1933 Act, as amended. The Purchase Warrants may not be exercised until stockholder approval of the exercise of the Purchase Warrants is effective (“Stockholder Approval”). The Company has agreed in the Purchase Agreement to obtain Stockholder Approval within 60 days of the closing date of the offering.

The Company received gross proceeds of approximately $15.2 million. Net proceeds to the Company were approximately $13.68 million, after deducting placement agent fees and other expenses payable by the Company.

The Company allocated the proceeds between the Common Stock, Pre-Funded Warrants, and Common Warrants on a relative fair value basis and recorded the amount allocated to the Common Warrants within additional paid-in capital on the accompanying consolidated balance sheet as the Common Warrants met all the criteria for equity classification. As the Common Warrants were equity classified, they do not require subsequent remeasurement after the issuance.

The Common Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions.

Black Scholes warrant fair value:

Instrument	Shares/ Warrants	Fair value	Gross Proceeds	Expenses on fund raising	Net Proceeds
Common Stock	7,017,429	2,947	95	(10)	85
Pre-funded Warrants	29,173,056	12,253	395	(40)	355
Series A Warrants	361,904,850
Series B Warrants	1,085,714,550	456,000	14,710	(1,474)	13,236
		471,200	15,200	(1,524)	13,676

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

Series A Preferred Stock

On March 12, 2025, the Board of Directors of the Company approved the issuance of 14,000 Series A Preferred Stock to Mr Suresh Venkatachari.

Series B Preferred Stock

On October 21, 2024, the Company acquired the customer contracts from SecureKloud Technologies, Inc (an affiliate) and in consideration for the acquired assets, issued 1,600,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) which is/are convertible each into 10 common shares at the holder’s option. The Series B Preferred Stock were valued at USD 7.44 million.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

9) Convertible Notes

A. L1 Capital

During the quarter ending March 31, 2025, the Company converted $875,000 principal and $315,865 towards interest and conversion fees on the L1 Capital convertible note.

Date	Loan	Conversion price	No of shares
1/7/2025	$125,000	0.62	270,362
2/3/2025	200,000	0.58	464,681
2/14/2025	175,000	0.41	583,076
2/18/2025	175,000	0.41	584,102
2/21/2025	200,000	0.38	726,818
Total	$875,000		2,629,039

B. Pioneer Garage

During the quarter ending March 31, 2025, the Company repaid convertible note amounting to $1,500,000.

Convertible Note	March 31, 2025	December 31, 2024
Short-term borrowing	$-	$2,061
Long-term borrowing	-	-
Convertible note outstanding	$-	$2,061

Convertible Note	March 31, 2025	December 31, 2024
Convertible notes payable [1]	$-	$2,375
Less: discount [2]	-	314
Notes payable, net of discount 1-2	-	2,061
Notes payable, current portion, net of discount	-	2,061
Notes payable, long-term portion, net of discount	$-	$-

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

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	price	Term	value
Outstanding on January 1, 2025	967,256	$7.99	3.05	$3,785
Granted	—	—	—	—
Excised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding on March 31, 2025	967,256	$7.99	2.80	$3,785
Exercisable on March 31, 2025	424,741	$7.99	2.57	$1,662

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	price	Term	value
Outstanding on January 1, 2024	967,256	$7.99	4.07	$3,785
Granted	—	—	—	—
Excised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding on March 31, 2024	967,256	$7.99	3.82	$3,785
Exercisable on March 31, 2024	231,290	$7.99	3.82	$1,144

The following table summarizes the activities for our unvested warrants for the three months ended March 31, 2025.

		Weighted average Grant Date Fair
	Number of Warrants	Value Per warrant
Unvested on January 1, 2025	590,878	$3.51
Granted	—	—
Vested	(48,363)	3.91
Forfeited	—	—
Unvested on March 31, 2025	542,515	$3.47

The following table summarizes the activities for our unvested warrants for the year ended December 31, 2024.

		Weighted average Grant Date Fair
	Number of Warrants	Value Per warrant
Unvested on January 1, 2024	784,329	$3.91
Granted	—	—
Vested	(48,363)	3.91
Forfeited	—	—
Unvested on March 31, 2024	735,966	$3.91

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

C. Short term borrowing

Particulars	March 31, 2025	December 31, 2024
Short Term Borrowing
Seacoast Business Funding	$775	$589
Convertible note	-	2,061
Total	$775	$2,650

(i) Seacoast Business Funding

The Company obtained a credit facility from Seacoast business funding (SBF), a division of Seacoast National Bank during the year ended December 31, 2022. The funding is against the accounts receivable of the company and its subsidiary. The SBF facility incurs an interest rate 8.5% for the quarter ended March 31, 2025 and 8.9% for the quarter ended December 31, 2024. The value of invoices funded during the quarter ending March 31, 2025, was $1,938 and $2,022 for the quarter ending December 31, 2024. The maximum amount of advance under the purchase agreement is $10 million and the bank may advance upto 90% of the unpaid domestic outstanding accounts under the re-course agreement.

The balance as of March 31, 2025, is $775 and $589 for the period ending December 31, 2024.

10) Other current liability

Particulars	March 31, 2025	December 31, 2024
Other current liability
Payroll	$304	$463
Audit fees	45	193
Insurance	137	217
Other	329	513
Total	$815	$1,386

11) Provision for Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management evaluates all available evidence about future taxable income and other possible sources of realization of deferred tax assets. A valuation allowance is established to reduced tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. To the extent the Company establishes a valuation allowance or increased the allowance in any given period, an expense is recognized within the provision for income taxes in the statement of income.

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The components of the Company’s net deferred tax assets as of March 31, 2025, and December 31, 2024, were as follows (in thousands):

	March 31, 2025	December 31, 2024
	(In thousands)
Deferred tax assets:
Net Operating loss carry-forward	$476	$1,439
Add back:
Stock-based compensation	(10)	(30)
Depreciation and amortization	3	(249)
Impairment expense	-	—
Bad debt	-	(48)
Fair value of warrant	-	(43)
Gain on revaluation		—
Other income	31	-
Total deferred tax asset	500	1,069
Less: valuation allowance	$(500)	$(1,069)
Deferred tax asset. net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net deferred tax asset	—	—

The Company’s current tax expense is nil.

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

12) New Accounting Pronouncements

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This standard requires disclosure of specific information about costs and expenses and becomes effective January 1, 2027. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The requirements of ASU 2024-04 are effective for the Company for fiscal years beginning after December 15, 2025, and interim periods within those periods. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

A summary of option activity under the employee share option plan as of March 31, 2025, and changes during the year then period is presented below.

Schedule of stock option activity

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance available under the plan as at January 1, 2025	592,252	—	—	—	592,252
Granted	—	—	—	—	—
Cancelled/expired/exercised	2,300	4	—	—	2,300
Additions to the plan	3,138,236				3,138,236
Balance available under the plan as of March 31, 2025	3,732,788	—	—	—	3,732,788

A summary of option activity under the employee share option plan as of March 31, 2024, and changes during the year then ended is presented below.

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance available under the plan on January 1, 2024	538,265	—	—	—	538,265
Granted	(20,000)	$1,78			(20,000)
Cancelled/expired	17,110				17,110
Additions to the plan	-	-	-	-	-
Balance available under the plan on March 31, 2024	535,375				535,375

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The following table summarizes the activities for our unvested options for the year ended March 31, 2025

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2025	35,849	$1.88
Granted	-	-
Vested	(35,849)	1.88
Forfeited	-	-
Unvested on March 31, 2025	-	$-

The following table summarizes the activities for our unvested options for the year ended March 31, 2024

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2024	46,928	$2.24
Granted	-	-
Vested	(31,496)	0.80
Forfeited	(3,000)	3.50
Unvested on March 31, 2024	75,424	$1.59

The weighted-average grant date fair value of options granted during the quarter ended March 31, 2025, was $0 and $0 during the quarter ended March 31, 2024. The total fair value of the vested options as of March 31, 2025, and March 31, 2024, were $ 911 and $576 respectively.

As of March 31, 2025, there was $36 of unrecognized share-based compensation expense related to unvested options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately two years based on vesting under the award service conditions.

Schedule of assumptions

Fair value assumptions	2024	2023
Expected volatility	45%-52%	45%-52%
Expected terms (in years)	4	4
Risk-free interest rate	4.70%-5.70%	4.60%-5.46%
Dividend yield	0%	0%

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

Schedule of earning per share

	Three Months Ended March 31,
	2025	2024
Net income attributable to common stockholders	$(1,700)	$(1,862)
Weighted average shares outstanding – basic and diluted	9,843,821	4,455,245
Basic and diluted EPS	(0.17)	(0.42)

16) Subsequent Events

1. The Company received the notice of effectiveness of Form S-1 on May 14, 2025.

2. The Company has issued 29,173,056 Common stocks to holders of the pre-funded warrants.

3. The Company has issued 316,206,975 Common stock to holders of Series B warrants on exercise of the “zero exercise price option”

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

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after SecureKloud Technologies Inc, transferred its Life Sciences business to us. As of March 31, 2024, we had a total of 44 full time employees, 41 sub-contractors, including 24 certified cloud engineers, 6 Epic Certified EHR experts and 11 MEDITECH Certified EHR experts. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in the field of technology, investment banking and public markets.

During the quarter ended March 31, 2025, the Company generated revenues of approximately $3.7 million compared to revenue of $4.1 million for the quarter ended March 31, 2024 which represents a decrease of $0.4 million or 10% compared to the previous year.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended March 31,
	2025	% Sales	2024	% Sales
	(In thousands)		(In thousands)
Revenue	$3,704	100%	$4,109	100%
Cost of Revenue (exclusive of depreciation /amortization)	3,375	91%	3,095	75%
Research and Development	144	4%	127	3%
Sales and Marketing	373	10%	883	21%
General and Administrative	1,198	32%	1,181	29%
Depreciation and Amortization	12	0%	536	13%
Other Income	(111)	3%	—	0%
Interest expense	413	11%	149	4%
Income tax	-	0%	-	0%
Net income (loss)	$(1,700)	(46)%	$(1,862)	(45)%

Three Months Ended March 31, 2025 and March 31, 2024.

Revenue from operations

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%
	(In thousands, except percentages)
Revenue	$3,704	$4,109	$(405)	(10)%

Revenue decreased by $0.4 million, or 10% to $3.7 million for the quarter ended March 31, 2025, as compared to $4.1 million for the quarter ended March 31, 2024. Revenue from Software Services, Managed Services and support and Platform services have reduced resulting in net decrease in revenue. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as cloud hosting, and cloud disaster recovery requires continuous monitoring.

Our top 5 customers accounted for 57% of the revenue in quarter ended March 31, 2025, and 70% during quarter ended March 31, 2024, respectively.

The following table has the breakdown of our revenues for the quarter ended March 31, 2025, and 2024 for each of our top 5 customers.

Top Five Customers Revenue for three months ended March 31 2025 and 2024.

2025

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$754	20%
Customer 2	659	18%
Customer 3	266	7%
Customer 4	233	6%
Customer 5	$188	5%

2024

(In thousands, except percentages)
Customer	Amount	% of Revenue
Customer 1	$807	20%
Customer 2	720	18%
Customer 3	490	12%
Customer 4	476	12%
Customer 5	$332	8%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%
	(In thousands, except percentages)
Software services	$721	$787	$(66)	(8%)
Managed services and support	33	20	13	65%
Platform services	—	—	—	—
Total Revenue	$754	$807	$(53)	(7%)

Revenue from Customer 1 decreased by $0.05 million, or 7% to $0.75 million for the quarter ended March 31, 2025, as compared to $0.80 million for the quarter ended March 31, 2024. Software services revenue decreased by $0.06 million or 8% to $0.72 million for the quarter ended March 31, 2025, as compared to $0.78 million for the quarter ended March 31, 2024. Managed Services and Support revenue increased by $0.01 million, or 65% to $0.03 million for the quarter ended March 31, 2025, as compared to $0.02 million for the quarter ended March 31, 2024.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%
	(In thousands, except percentages)
Cost of revenue (exclusive of depreciation/amortization)	$3,375	$3,095	$280	9%

Cost of revenue, excluding depreciation and amortization increased by $0.28 million, or 9%, to $3.3 million for the quarter ended March 31, 2025, as compared to $3.0 million for the quarter ended March 31, 2024.

Research and Development

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%
	(In thousands, except percentages)
Research and development	$144	$127	$17	13%

Research and development expenses increased by $0.01 million, or 13% to $0.14 million for the quarter ended March 31, 2025, as compared to $0.0.12 million for the quarter ended March 31, 2024.

Sales and Marketing

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%
	(In thousands, except percentages)
Sales and marketing	$373	$883	$(510)	(58)%

Sales and marketing expenses decreased by $0.51 million, or 58% to $0.37 million for the quarter ended March 31, 2025, as compared to $0.88 million for the quarter ended March 31, 2024.

General and Administrative

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%
	(In thousands, except percentages)
General and administrative	$1,198	$1,181	$17	2%

General and administrative expenses increased by $0.02 million, or 2% to $1.2 million for the quarter ended March 31, 2025, as compared to $1.2 million for the quarter ended March 31, 2024.

Depreciation and amortization

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%
	(In thousands, except percentages)
Depreciation and amortization	$12	$536	$(524)	(98)%

Depreciation and amortization expenses decreased by $0.52 million, or 98% to $0.01 million for the quarter ended March 31, 2025, as compared to $0.53 million for the quarter ended March 31, 2024.

Interest expense

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%
	(In thousands, except percentages)
Interest expense	$413	$149	$264	177%

Interest expenses increased by $0.26 million, or 177% to $0.41 million for the quarter ended March 31, 2025, as compared to $0.14 million for the quarter ended March 31, 2024.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We manage and report our business under three operating segments which are Software services, Managed services and support and Platform services.

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%
	(In thousands, except percentages)
Software services	$1,734	2,025	(291)	(14)%
Managed services and Support	1,900	1,996	(96)	(5)%
Platform services	70	88	(18)	(20)%
Revenue	$3,704	$4,109	$(405)	(10)%

Revenue from Software services decrease by $0.3 million, or 14% to $1.73 million for the quarter ended March 31, 2025, as compared to $2.02 million for the quarter ended March 31, 2024. Revenue from Managed services and support decreased by $0.1 million, or 5% to $1.9 million for the quarter ended March 31, 2025, as compared to $1.99 million for the quarter ended March 31, 2024. Revenue from Platform Services decreased by $0.18 million, or 20% to $0.70 million for the quarter ended March 31, 2025, as compared to $0.88 million for the quarter ended March 31, 2024.

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

Cost of Revenue

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%
	(In thousands, except percentages)
Software services	$1,543	$1,624	$(81)	(5)%
Managed services and support	1,823	1,415	408	29%
Platform services	9	56	(47)	(84)%
Cost of revenue	$3,375	$3,095	$280	9%

Cost of revenue from Software services decreased by $0.08 million, or 5% to $1.54 million for the quarter ended March 31, 2025, as compared to $1.62 million for the quarter ended March 31, 2024. Cost of revenue from Managed services and support increase by $0.40 million, or 29% to $1.82 million for the quarter ended March 31, 2025, as compared to $1.41 million for the quarter ended March 31, 2024. Cost of revenue from Platform services decreased by $0.04 million, or 85% to $0.01 million for the quarter ended March 31, 2025, as compared to $0.05 million for the quarter ended March 31, 2024.

Segment operating profits by reportable segment were as follows:

Operating profit by Operating Segment

Three months ended March 31, 2025
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	1,734	1,900	70	3,704
Intersegment revenues	-	-	-	-
Total	1,734	1,900	70	3,704
Less:
Elimination of intersegment revenues	-	-	-	-
Cost of revenue	(1,543)	(1,823)	(9)	(3,375)
Segmental gross profit	191	77	61	329
Research and development	-	-	144	144
Sales and marketing	175	191	7	373
General and administrative	561	615	23	1,198
Segmental loss	(544)	(729)	(113)	(1,386)
Interest expenses	(193)	(212)	(8)	(413)
Depreciation and amortization	-	-	(12)	(12)
Other income	52	57	2	111
Income before income taxes	(685)	(884)	(131)	(1,700)
Income tax	-	-	-	-
Income after income taxes	(685)	(884)	(131)	(1,700)

Three months ended March 31, 2024
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	2,025	1,996	88	4,109
Intersegment revenues	-	-	-	-
Total	2,025	1,996	88	4,109
Less:				-
Elimination of intersegment revenues	-	-	-	-
Cost of revenue	(1,625)	(1,414)	(56)	(3,095)
Segmental gross profit	400	582	32	1,014
Research and development	-	-	127	127
Sales and marketing	435	429	19	883
General and administrative	582	574	25	1,181
Segmental profit / (loss)	(617)	(421)	(139)	(1,177)
Interest expenses	(73)	(72)	(3)	(149)
Depreciation	-	-	(536)	(536)
Amortization	-	-	-	-
Other income	-	-	-	-
Income before income taxes	(691)	(493)	(678)	(1,862)
Income tax	-	-	-	-
Income after income taxes	(691)	(493)	(678)	(1,862)

Liquidity and Capital Resources

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company’s liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the three months ended March 31, 2025 financial statement is 3 compared to 0.7 for the financial year ended December 31, 2024.

The Company’s current debt equity ratio, based on the three months ended March 31, 2025 financial statement is .37, compared to (1.38) for the quarter ended December 31, 2024.

The Company does not have inventory and hence the quick ratio is the same as current ratio.

Sources of Liquidity

As of March 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $6.8 million. We believe that the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements.

	As of March 31, 2025	As of March 31, 2024
	(In thousands)
Cash and cash equivalents	$6,826	$301
Short-term investments	—	—
Total cash, cash equivalents and short-term investments	$6,826	$301

As of March 31, 2025, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $6.8 million.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	As of March 31, 2025	As of March 31, 2024
	(In thousands)
Cash flows used in operating activities	$(5,557)	$(50)
Cash flows used in investing activities	—	—
Cash flows provided by / (used in) financing activities	12,363	(883)
Net increase in cash and cash equivalents	$6,805	$(933)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025, was $5.55 million compared to $0.05 million for the three months ended March 31, 2024.

Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2025, compared to $0 million for the three months ended March 31, 2024.

Financing Activities

Cash outflow/inflow from financing activities was $12.36 million for the three months ended March 31, 2025, compared to $(0.90) million for the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Operating Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K , filed with the SEC on March 31, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2025, we entered into Securities Purchase Agreements dated February 27, 2025 with institutional investors for the private placement of 36,190,485 units (each a, “Unit”), each Unit consisting of one share of the our common stock or one pre-funded warrant to purchase one share of common stock, one Series A Warrant (a “Series A Warrant”) to purchase one share of common stock and one Series B Warrant to purchase one share of common stock at an offering price of $0.42 per Unit (or $0.41999 per Unit in the case of Units that include pre-funded warrants).

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.4	Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.5	Series A Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
10.3	Employment Agreement between Healthcare Triangle, Inc. and Ms. Sujatha Ramesh, dated March 18, 2025. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on March 24, 2025)
10.4	Employment Agreement between Healthcare Triangle, Inc. and Mr. David Ayanoglou, dated April 10, 2025. incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April 11, 2025)
21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 8, 2022.)
31.1*	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Operating Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRIANGLE, INC.

Date: May 20, 2025	/s/ Sujatha Ramesh
Sujatha Ramesh
Chief Operating Officer
(Principal executive officer)

Date: May 20, 2025	/s/ David Ayanoglou
David Ayanoglou
Chief Financial Officer (Principal financial officer)