Form 10-Q
period 2025-06-30
Healthcare Triangle, Inc.
filed 2025-08-14
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐  No ☒

As of August 14, 2025, 5,831,829 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial statements (In thousands of US $, unless otherwise noted)

HEALTHCARE TRIANGLE, INC.

Interim Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,228	$20
Accounts receivable (net-off provision of $185)	1,862	1,110
Due from affiliates	3,320	497
Other current assets	455	322
Total current assets	8,865	1,949
Furniture and equipment, net	3	12
Goodwill and other intangibles, net	5,700	-
Total assets	$14,568	$1,961

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,074	$2,539
Short term borrowing	415	2,650
Other current liabilities	670	1,386
Total current liabilities	3,159	6,575

Long-term liabilities
Contingent consideration	1,200	500
Total current and long-term liabilities	4,359	7,075

Stockholders’ equity
Series B Preferred Stock, par value $0.00001; 10,000,000 authorized issued convertible preferred stock 1,600,000 as of June 30, 2025, and as of December 31, 2024	7,435	7,435
Series A, Super Voting Preferred Stock - 20,000 shares (1,000 votes per share)	-	-
Common stock, par value $0.00001; 2,000,000,000 authorized 5,831,829 and 22,759 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	14	-
Additional paid-in capital	39,399	21,022
Accumulated deficit	(36,639)	(33,571)
Total stockholders’ equity (deficit)	10,209	(5,114)
Total liabilities and stockholders’ equity	$14,568	$1,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$3,558	$2,984	$7,263	$7,093
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,064	2,086	6,440	5,181
Operating expenses
Research and development	55	207	198	334
Sales and marketing	616	631	990	1,514
General and administrative	1,182	904	2,380	2,080
Depreciation and amortization	-	534	12	1,070
Total operating expenses	1,853	2,276	3,580	4,998
Loss from operations	(1,359)	(1,378)	(2,757)	(3,087)
Other income	13	—	124	—
Interest expense	(21)	(131)	(435)	(280)
Loss before income tax	(1,368)	(1,509)	(3,068)	(3,366)
Provision for income tax	-	(1)	-	(6)
Net loss	$(1,368)	$(1,510)	$(3,068)	$(3,372)
Net loss per common share—basic and diluted	(0.58)	(70.72)	(2.56)	(171.85)
Weighted average shares outstanding used in per common share computations:
Basic and diluted (*)	2,343,385	21,351	1,197,824	19,622

(*)	The Company effected a [1-for-249] reverse split of its issued and outstanding common stock on August 01, 2025. The reverse split reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share. The basic and diluted earnings consider the effect of reverse split across the reporting periods.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholder’s Equity

	Preferred stock (Series A)		Preferred stock (Series B)		Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Three months ended June 30, 2025
Balance at March 31, 2025	20,000	$-	1,600,000	$7,435	64,415	$-	$36,413	$(35,271)	$8,577
Net loss	-	-	-	-	-	-	-	(1,368)	(1,368)
Prefunded warrants issued for cash (1)	-	-	-	-	117,161	-	-	-	-
Series B (cashless warrants) (2)	-	-	-	-	4,262,212	11	(11)	-	-
Shares issued for acquisition (3)	-	-	-	-	1,388,041	3	2,997	-	3,000
Balance at June 30, 2025	20,000	$-	1,600,000	$7,435	5,831,829	$14	$39,399	$(36,639)	$10,209

Six months ended June 30, 2025
Balance at December 31, 2024	6,000	$-	1,600,000	$7,435	22,759	$-	$21,022	$(33,571)	$(5,114)
Net loss	-	-	-	-	-	-	-	(3,068)	(3,068)
Shares issued for acquisition	14,000	-	-	-	527	-	88	-	88
Common stock issued for cash	-	-	-	-	28,183	-	95	-	95
Prefunded warrants issued for cash	-	-	-	-	117,161	-	395	-	395
Series B (cashless warrants)	-	-	-	-	4,262,212	11	14,699	-	14,710
Expenses relating to funding	-	-	-	-	-	-	(1,524)	-	(1,524)
Shares issued for acquisition	-	-	-	-	1,388,041	3	2,997	-	3,000
Conversion of Debt to Equity	-	-	-	-	10,559	-	1,191	-	1,191
Shares issued for acquisition (Contingent Consideration)	-	-	-	-	2,387	-	400	-	400
Stock based compensation	-	-	-	-	-	-	36	-	36
Balance at June 30, 2025	20,000	$-	1,600,000	$7,435	5,831,829	$14	$39,399	$(36,639)	$10,209

Three months ended June 30, 2024

Balance at March 31, 2024	6,000	$-	-	$-	18,981	$-	$26,256	$(26,767)	$(511)
Net loss	-	-	-	-	-	-	-	(1,510)	(1,510)
Preferential issue	-	-	-	-	2,245	-	956	-	956
Stock based compensation	-	-	-	-	-	-	25	-	25
Conversion of debt to equity	-	-	-	-	1,332	-	394	-	394
Balance at June 30, 2024	6,000	$-	-	$-	22,558	$-	$27,631	$(28,277)	$(646)

Six months ended June 30, 2024
Balance at December 31, 2023	6,000	$-	-	$-	17,305	-	$25,443	$(24,905)	$538
Net loss								(3,372)	(3,372)
Preferential Issue	-	-	-	-	2,245	-	956	-	956
Conversion of debt to equity	-	-	-	-	3,008	-	1,181	-	1,181
Stock based compensation	-	-	-	-	-	-	51	-	51
Balance at June 30, 2024	6,000	$-	-	$-	22,558	-	$27,631	$(28,277)	$(646)

(1)	117,161 shares of Common Stock that may be issued on full exercise of the pre-funded warrants issued at $0.42 per share.
(2)	Up to 4,360,300 shares of Common Stock that may be issued on exercise of the Series B warrants using the “zero exercise price option”.
(3)	On June 16, 2025, Healthcare Triangle, Inc. through its wholly owned subsidiary QuantumNexis Inc. (the “Company”) and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, Southeast Asia, and Europe (the “Seller”) entered into an Asset Transfer Agreement (the “Agreement”). Pursuant to the Agreement, the Company agreed to a total consideration for the acquisition, which is referred to herein as the “Purchase Price” is $5.7 million which includes: (1) $1.5 million in cash, of which $1.2 million is due on the Closing Date and $300,000 to be paid at the later of the satisfaction of certain withholding requirements or within 120 days of the Closing Date; (2) a number of shares of restricted common stock of the Company equal to $3,000,000 divided by $2.17, issued on the Closing Date; and (3) up to $1.2 million in earn-out payments contingent on first-year financial performance targets to be agreed upon within 90 days of the Closing Date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(3,068)	$(3,372)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation & amortization	12	691
Warrant liability	-	379
Interest expense settled by equity	316	-
Common stock issued for services	88	-
Amortization of debt discount	223	145
Other income	(124)	-
Stock compensation expenses	36	51
Changes in operating assets and liabilities:
(Increase) / decrease in:
Accounts receivable	(752)	1,231
Other current assets	(133)	525
Due from affiliates	(2,823)	(59)
Accounts payable	(1,375)	(16)
Other current liabilities	(592)	(560)
Net cash used in operating activities	(8,192)	(985)
Cash flows from investing activities
Purchase of furniture and equipment	(3)	-
Acquisition of assets (note 8)	(600)	-
Net cash used in investing activities	(603)	-
Cash flows from financing activities
Decrease in short term borrowing	(1,674)	(1,176)
Net proceeds from equity issuance	13,677	956
Net cash provided by / (used in) financing activities	12,003	(220)

Net changes in cash and cash equivalents	3,208	(1,205)
Cash and cash equivalents
Cash and cash equivalents at the beginning of the period	$20	$1,234
Cash and cash equivalents at the end of the period	$3,228	$29

Non-cash investing and financing activities

Supplementary disclosure of cash flows information
Interest	435	280
Income taxes	-	6
Cashless warrants issued	14,710	-
Conversion of convertible note	1,191	1,181
Acquisition of assets (note 8)	5,100	-

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

(Unaudited)

(In thousands except share and per share data)

2) Summary of Significant Accounting Policies

Basis of consolidated financial statements

The accompanying condensed consolidated financial statements include the accounts of Healthcare Triangle, Inc., and its wholly owned subsidiaries Devcool, Inc., and QuantumNexis, Inc., which also owns 100% of Ezovion Solutions Private Limited and 80% of QuantumNexis SDN. BHD. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated upon consolidation.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2024 condensed consolidated balance sheet data included herein was derived from audited financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2025, the results of operations, comprehensive loss, stockholders’ deficit, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Use of Estimates

The preparation of financial statements is in conformity with GAAP which requires us to make estimates, judgments and assumptions that affect the financial statements and the notes thereto. These estimates are based on information available as of the date of the financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:

●	the standalone selling price for each distinct performance obligation;

●	the fair value of assets acquired, and liabilities assumed for business combinations;

●	the expected credit loss relating to accounts receivable;

●	the determination of contingent consideration amount; and

●	share based compensation including warrants.

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

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term ‘Chief Operating Decision Maker’ (CODM) to be the Chief Financial Officer and Chief Operating Officer. The CODM, along with the management team, reviews the financial information presented on a consolidated basis and uses net results for purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, the Company has determined that it operates in three distinct reportable operating segments, and all required financial segments information can be found in the interim condensed consolidated financial statements. The long-lived assets are not material as of June 30, 2025. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 for total consolidated assets

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Revenue Recognition

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Managed Services and Support

The Company has standard contracts for its Managed Services and Support, however the statement of work contained in such contracts is unique for each customer. A typical Managed Services and Support contract would provide for some or all of the following types of services being provided to the customer: Cloud Hosting, Continuous Monitoring of Applications, Security and Compliance, and Support.

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

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, generally monthly upon achievement of contractual milestones. Generally, billing occurs after revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These deposits are liquidated when revenue is recognized.

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

Accounts Receivable

The Company extends credit to clients based upon the management’s assessment of their creditworthiness on an unsecured basis. The Company provides an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. For the quarter ended June 30, 2025, the Company did not provide an additional allowance for uncollectible accounts and the balance is the same as that held at the year ended December 31, 2024, amounting to $185. Based on the information available, management believes the Company’s accounts receivable are collectible.

	June 30, 2025	December 31, 2024
Accounts receivable, (net)	$1,862	$1,110

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

Although we believe that our approach to significant estimates and judgments regarding our allowance for doubtful accounts is reasonable, actual results could differ and we may be exposed to increases or decreases in required allowances that could be material.

Furniture and Equipment

Furniture and equipment are stated at cost. The Company provides for depreciation of furniture and equipment using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease terms or the useful lives of the improvements. The Company charges repairs and maintenance costs that do not extend the lives of the assets to expenses as incurred.

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Earnings (Loss) Per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common stocks outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the dilutive potential common stocks had been issued during the period to reflect the potential dilution that could occur from common stocks issuable through contingent shares issuance arrangement, stock options or warrants.

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

Level 1 —	Inputs are observable and reflect quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 —	Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3 —	Inputs that are unobservable

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

Advertising Costs

The Company expenses advertising cost as incurred. Marketing and advertising expenses for the quarter   ended June 30, 2025 and 2024, were $236 and $145 respectively and for the six months ended June 30, 2025 and 2024, were $294 and $467 respectively

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended June 30, 2025 and 2024 revenue from the top five customers accounted for approximately 57% and 58% of total revenue respectively. For the quarter ended June 30, 2025, and year ended December 31, 2024, accounts receivable from five major customers accounted for approximately 52% and 72% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through June 30, 2025) per institution.

As of June 30, 2025, and December 31, 2024, the Company had $0.844 million and $0 million respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

3) Furniture and Equipment

Furniture and equipment consisted of the following:

Schedule of furniture and equipment

	June 30, 2025	December 31, 2024

Furniture and equipment	$33	$132
Less: Accumulated depreciation	(30)	(120)
Furniture and equipment, net	$3	$12

Depreciation expenses for the quarter ended June 2025 and 2024 were $0.2 and $9, respectively and for the six months ended June 30, 2025 and 2024, were $12 and $20 respectively.

4) Goodwill and Other Intangibles

On June 16, 2025, Healthcare Triangle, Inc. through its wholly owned subsidiary Quantum Nexus Inc. (the “Company”) and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, South East Asia, and Europe (the “Seller”) entered into an Asset Transfer Agreement (the “Agreement”). Pursuant to the Agreement, the Company agreed to purchase from the Seller the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) the Seller’s 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - Hospital Information Systems SaaS Provider as Seller’s Equity (the “Transferred Equity”), as a whole and as a going concern in exchange for the Purchase Price (as defined below). The acquisition had closing date of June 16, 2025.

The total consideration for the acquisition, which is referred to herein as the “Purchase Price” is $5,700 which includes: (1) $1,500 in cash, of which $1,200 is due on the Closing Date and $300 to be paid at the later of the satisfaction of certain withholding requirements or within 120 days of the Closing Date; during the quarter ended June 30, 2025, the Company made a payment of $600 out of the $1,500 obligation. The remaining balance of $900 is recognized as payable as at June 30, 2025. (2) 1,388,041 shares of restricted common stock of the Company equal to $3,000 divided by $2.16, issued on the Closing Date; and (3) up to $1,200 in earn-out payments contingent on first-year financial performance targets to be agreed upon within 90 days of the Closing Date.

The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

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

The Company is currently operating from two office locations leased by SecureKloud. The Company does not have any signed lease agreement in its name. The Company’s principal facility is located in Pleasanton, CA and has another facility in Plainsboro, NJ. Rent expenses for the three months ended June 30, 2025, and 2024 were $45 and $33 respectively and for the six months ended June 30, 2025 and 2024, were $89 and $67 respectively.

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

Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above, which the Company has adopted. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred.

6) Other current assets:

Particulars	June 30, 2025	December 31, 2024
Other current assets
Unbilled revenue	$295	$-
Prepaid expenses	160	262
Others	-	60
Total	$455	$322

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

7) Due from Affiliates

The balance outstanding from the affiliates as of June 30, 2025 is $3,320 as compared to $497 as of December 31, 2024, as outlined below;

-	SecureKloud Technologies Limited (public company in India) balance outstanding as of June 30, 2025 is $792 as compared to nil as of December 31, 2024,

-	SecureKloud Technologies, Inc., balance outstanding as of June 30, 2025 is $2,413 as compared to $497 as of December 31, 2024, and

-	Blockedge Technologies, Inc., balance outstanding as of June 30, 2025 is $115 as compared to nil as of December 31, 2024

On January 1, 2025, the Company entered into a Master Service Agreement with Securekloud Technologies Inc. (“SKI”) and Securekloud Technologies Limited (“SKL). The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. As per the Master Services Agreement, SKI and SKL provide technical resources according to the statement of work from the Company. The Company received services amounting to $1,025 and $755 for the quarter ended June 30, 2025, and 2024 respectively and $2,020 and $1,568 for the six months ended June 30, 2025 and 2024 respectively, while the Company made advance payments amounting to $4,843 during the six months ended June 30, 2025. As at June 30, 2025, the due from affiliates balance of $3,320 represents advance payments to the affiliates which is expected to be settled within six months from the balance sheet date.

On January 1, 2025, the Company entered into a Rental Sublease Agreement with Securekloud Technologies Inc. (“SKI”), The initial term of the agreement between SKI and the principal lessor is twenty-four months, which is extendable based on mutual consent. As per the terms of the Rental Sublease Agreement, the cost incurred by SKI on behalf of the Company are settled at cost. The Company paid rental expenses amounting to $15 and $34 for the quarter ended June 30, 2025, and 2024 respectively and $59 and $67 for the six months ended June 30, 2025 and 2024 respectively.

8) Contingent consideration

On February 24, 2025, the Company executed a settlement agreement and issued 594,130 common stocks at $0.6733 amounting to $400 and the balance $100 was settled by cash on March 31, 2025.

On June 16, 2025, Healthcare Triangle, Inc. through its wholly owned subsidiary Quantum Nexus Inc. (the “Company”) and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, South East Asia, and Europe (the “Seller”) entered into an Asset Transfer Agreement (the “Agreement”). Please refer to note 4 for details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

9) Stockholder Equity

Equity Transactions

On February 27, 2025, Healthcare Triangle, Inc. (the “Company”) entered into Securities Purchase Agreements dated February 27, 2025 (the “Purchase Agreement”) with institutional investors (the “Investors”) for the private placement of 145,344 units (each a, “Unit”), each Unit consisting of one share of the Company’s common stock (“Common Stock”) or one pre-funded warrant (a “Pre-Funded Warrant”) to purchase one share of common stock, one Series A Warrant (a “Series A Warrant”) to purchase one share of common stock and one Series B Warrant (a “Series B Warrant” and together with the Series A Warrant, the “Purchase Warrants”) to purchase one share of common stock at an offering price of $104.58 per Unit (or $104.58 per Unit in the case of Units that include pre-funded warrants). The Common Stock, the Pre-Funded Warrants and the Purchase Warrants included in the Units and the Common Stock underlying the Pre-Funded Warrants and the Purchase Warrants are collectively referred to herein as the “Securities” and the Securities, other than the Pre-Funded Warrants, and the Purchase Warrants shall be referred to herein as the “Registrable Securities.” The entire transaction has been priced at the market under Nasdaq rules and closed on February 28, 2025.

The initial exercise price for both the Series A Warrants and Series B Warrants is $209.16 per share and both terminate on the fifth anniversary of the later of (x) effective date of stockholder approval and (y) the earlier of (i) the effective date of the registration statement (the “Registration Statement”) filed by the Company to register the Registerable Securities or (ii) the date that the Registerable Securities can be sold, assigned or transferred without restriction or limitation pursuant to Rule 144 promulgated under the 1933 Act, as amended. The Purchase Warrants may not be exercised until stockholder approval of the exercise of the Purchase Warrants is effective (“Stockholder Approval”). The Company has agreed in the Purchase Agreement to obtain Stockholder Approval within 60 days of the closing date of the offering.

The Company received gross proceeds of approximately $15,200 . Net proceeds to the Company were approximately $13,676 , after deducting placement agent fees and other expenses payable by the Company.

The Company allocated the proceeds between the Common Stock, Pre-Funded Warrants, and Common Warrants (some of which were exercisable on cash basis, whereas others were exercisable on an alternative cashless basis) on a relative fair value basis and recorded the amount allocated to the Common Warrants within additional paid-in capital on the accompanying consolidated balance sheet as the Common Warrants met all the criteria for equity classification. During the quarter ended June 30, 2025, all of the prefunded warrants have been converted into equity and all of the alternative cashless warrants have been exercised. As the remaining Common Warrants were equity classified, they do not require subsequent remeasurement after the issuance.

The Common Warrants contain standard adjustments to the exercise price including stock splits, stock dividend, rights offerings and pro rata distributions.

On June 16, 2025, Healthcare Triangle, Inc and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, Southeast Asia, and Europe (the “Seller”) entered into an Asset Transfer Agreement (the “Agreement”). Please refer to note 4 for further details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Black Scholes warrant fair value:

Instrument	Shares/ Warrants	Fair value	Gross Proceeds	Expenses on fund raising	Net Proceeds
Common Stock	28,183	2,947	95	(10)	85
Pre-funded Warrants	117,161	12,253	395	(40)	355
Series A Warrants (1)	1,453,434	-	-	-	-
Series B Warrants	4,360,300	456,000	14,710	(1,474)	13,236
		471,200	15,200	(1,524)	13,676

(1)	Series A warrants are cash warrants. Thus far, no investor has exercised these warrants as these warrants are materially out of the money, and not considered for fair valuation.

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

The holders of the Series A Convertible Preferred Stock shall not be entitled to receive dividends paid on the Corporation’s Common Stock.

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

The holders of the Series B Convertible Preferred Stock shall not be entitled to receive dividends paid on the Corporation’s Common Stock.

Series A Preferred Stock

On March 12, 2025, the Board of Directors of the Company approved the issuance of 14,000 Series A Preferred Stock to Mr. Suresh Venkatachari, who owns 100% of all issued Series A Preferred Stock. These stocks carried super voting rights equivalent to 1,000 votes per share. As at June 30, 2025, the total issued and outstanding Series A Preferred Stock was 20,000.

Series B Preferred Stock

On October 21, 2024, Healthcare Triangle, Inc acquired substantially all of the business, assets, and operations relating to cloud and technology domain of SecureKloud Technologies, Inc a Nevada corporation. The Acquired Assets were acquired by Healthcare Triangle, Inc under an Asset Transfer Agreement, dated October 21, 2024.

The consideration for the Acquired Assets consisted of the issuance of 1,600,000 shares of newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) which is convertible each into 0.04 common stocks totaling 64,000 common stocks at the holder’s option (subject to shareholder’s approval), for a total consideration of $7,435. This is common control transaction, and the fair value of the assets acquired was calculated as $7,435 which is also the carrying value of this assets. The transaction was treated as an asset acquisition and due to the common control nature, the company recorded deemed dividend and the acquired assets at $0, which was the carrying value of the common control seller.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

10) Short Term Borrowing

Particulars	June 30, 2025	December 31, 2024
Short Term Borrowing
Seacoast Business Funding	$415	$589
Convertible note	-	2,061
Total	$415	$2,650

A. Seacoast Business Funding

The Company obtained a credit facility from Seacoast business funding (SBF), a division of Seacoast National Bank during the year ended December 31, 2022. The funding is against the accounts receivable of the company and its subsidiary. The SBF facility incurred an interest rate of 8.5% for the six months ended June 30, 2025 and 8.9% for the year ended December 31, 2024. The value of invoices funded during the quarter ended June 30, 2025,   was $1,693 and $2,601 for the quarter ended December 31, 2024 and for the six months ended June 30, 2025 and December 31, 2024 were $3,342 and $4.592 respectively The maximum amount of advance under the purchase agreement is $10 million and the bank may advance upto 90% of the unpaid domestic outstanding accounts under the re-course agreement.

The balance as of June 30, 2025, is $415 and it was $589 as of the year ended December 31, 2024.

B. Convertible Notes

Convertible Note	June 30, 2025	December 31, 2024
Convertible notes payable	$-	$2,375
Less: discount	-	314
Notes payable, net of discount	-	2,061
Notes payable, current portion, net of discount	-	2,061
Notes payable, long-term portion, net of discount	$-	$-

During the six months ended June 30, 2025, the Company settled the entire balance of convertible note as shown below and there were no gain or losses upon settlement.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

1.	L1 Capital

During the six months ending June 30, 2025, the Company converted the outstanding principal of $875 and accrued interest and conversion fees of $316 on the L1 Capital convertible note.

Date	Loan	Interest Accrual	Total repayment	Conversion price	No of shares
1/7/2025	125	43	168	154.38	1,086
2/3/2025	200	71	271	145.52	1,867
2/14/2025	175	64	239	101.97	2,341
2/18/2025	175	64	239	101.97	2,346
2/21/2025	200	74	274	93.77	2,919
Total	875	316	1,191		10,559

2.	Pioneer Garage

During the six months ending June 30, 2025, the Company repaid convertible note loan amounting to $1,500.

Convertible Note	Principal	Interest
Opening balance as of January 1, 2025	$1,000	$500
Repayment during the period	(1,000)	(500)
Closing balance as of June 30, 2025	$-	$-

Convertible Note	Principal	Interest
Opening balance as of January 1, 2024	$-	$-
Loan obtained during the year	1,000	500
Closing balance as of December 31, 2024	$1,000	$500

C. Common Stock Warrants

On December 28, 2023, the Company issued a convertible note to the investor in the principal amount of $2,000 which resulted in gross proceeds to the Company of $1,700 (the “First Tranche Note”) and Warrants to purchase up to an aggregate of 1,434 Warrant Shares (the “First Tranche Warrants”). The First Tranche Note, and the First Tranche Warrants have an initial fixed conversion and exercise price of $858.27 per share, respectively, subject to adjustment. The First Tranche Warrants carry a 5-year term and, if not exercised, will terminate on December 28, 2028.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
Warrants	Warrants	price	Term
Outstanding on January 1, 2025	3,883	$1,991.05	2.55
Granted	1,453,433	20.92	4.87
Outstanding on June 30, 2025	1,457,316	26.17	4.87
Exercisable on June 30, 2025	1,459,214	$23.82	4.87

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
Warrants	Warrants	price	Term
Outstanding on January 1, 2024	3,884	$1,989.51	4.07
Outstanding on June 30, 2024	3,884	1,989.51	3.82
Exercisable on June 30, 2024	1,123	$1,989.51	3,82

The following table summarizes the activities for our unvested warrants for the six months ended June 30, 2025.

		Weighted average Grant Date Fair
	Number of Warrants	Value Per warrant
Unvested on January 1, 2025	2,373	$873.990
Granted	1,453,433	20.92
Vested	(1,453,821)	21.17
Unvested on June 30, 2025	1,985	$851.78

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

11) Other current liability

Particulars	June 30, 2025	December 31, 2024
Other current liability
Payroll	$230	$463
Audit fees	36	193
Insurance	55	217
Other	349	513
Total	$670	$1,386

12) Provision for Income Taxes

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The components of the Company’s net deferred tax assets as of June 30, 2025, and December 31, 2024, were as follows (in thousands):

	June 30, 2025	December 31, 2024

Deferred tax assets:
Net operating loss carry-forward	$859	$1,667
Add back:
Stock-based compensation	(10)	(24)
Depreciation and amortization	3	(249)
Bad debt	—	(48)
Other income	35	2
Total deferred tax asset	887	1,348
Less: valuation allowance	$(887)	$(1,348)
Deferred tax asset, net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net deferred tax asset	—	—

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

13) Segment Information

Expenses included in determining the segment operating results consist principally of direct selling, delivery costs and research and development expenses. Certain sales and marketing expenses, general and administrative expenses, depreciation, and amortization are not allocated to individual segments in internal management reports used by the Chief Operating Decision Makers (CODM). Accordingly, such expenses are excluded from segment operating results and are included below as “unallocated costs” and adjusted against our total income or loss from operations.

Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Schedule of operating segment

	Three months Ended June 30,		Changes
	2025	2024	Amount	%
Software services	$2,101	663	1,438	217%
Managed services and support	1,388	2,253	(865)	(38)%
Platform services	70	68	2	2%
Revenue	$3,559	$2,984	$(574)	19%

	Six months Ended June 30,		Changes
	2025	2024	Amount	%
Software services	$4,266	2,235	2,031	91%
Managed services and support	2,857	4,724	(1,867)	(40)%
Platform services	140	134	6	4%
Revenue	$7,263	$7,093	$(170)	2%

Operating Results by Operating Segment

Three months ended June 30, 2025
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	$2,101	$1,388	$70	$3,559
Less:
Cost of revenue	(1,853)	(1,156)	(55)	(3,064)
Segmental gross profit	248	232	15	494
Research and development	-	-	55	55
Sales and marketing	364	240	12	616
General and administrative	698	461	23	1,182
Segmental loss	(814)	(469)	(75)	(1,359)
Interest expenses	(12)	(8)	-	(20)
Other income	8	5	-	13
Loss before income taxes	(818)	(472)	(75)	(1,368)
Income tax	-	-	-	-
Loss after income taxes	(818)	(472)	(75)	(1,368)

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Six months ended June 30, 2025
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	$4,266	$2,857	$140	$7,263
Less:
Cost of revenue	(3,833)	(2,487)	(119)	(6,440)
Segmental gross profit	433	370	21	823
Research and development	-	-	198	198
Sales and marketing	581	389	19	990
General and administrative	1,398	936	46	2,380
Segmental loss	(1,547)	(955)	(242)	(2,745)
Interest expenses	(256)	(171)	(8)	(435)
Depreciation and amortization	-	-	(12)	(12)
Other income	73	49	2	124
Loss before income taxes	(1,730)	(1,078)	(260)	(3,068)
Income tax	-	-	-	-
Loss after income taxes	$(1,730)	$(1,078)	$(260)	$(3,068)

Three months ended June 30, 2024
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	$663	$2,253	$68	$2,984
Less:				-
Cost of revenue	(497)	(1,547)	(42)	(2,086)
Segmental gross profit	166	706	26	898
Research and development	-	-	207	207
Sales and marketing	140	476	14	631
General and administrative	201	683	21	904
Segmental loss	(175)	(453)	(216)	(844)
Interest expenses	(29)	(99)	(3)	(131)
Depreciation	-	-	(534)	(534)
Loss before income taxes	(204)	(552)	(753)	(1,509)
Income tax	(0)	(1)	(0)	(1)
Loss after income taxes	$(204)	$(551)	$(753)	$(1,510)

Six months ended June 30, 2024
Particulars	Software Services	Managed Services	Platform Services	Total
Revenue from customers	$2,235	$4,724	$134	$7,093
Less:				-
Cost of revenue	(2,103)	(2,980)	(98)	(5,181)
Segmental gross profit	132	1,744	36	1,912
Research and development	-	-	334	334
Sales and marketing	477	1,008	29	1,514
General and administrative	655	1,385	39	2,080
Segmental loss	(1,000)	(650)	(366)	(2,016)
Interest expenses	(88)	(186)	(5)	(280)
Depreciation	-	-	(1,070)	(1,070)
Other income	-	-	-	-
Loss before income taxes	(1,088)	(836)	(1,441)	(3,366)
Income tax	(2)	(4)	(0)	(6)
Loss after income taxes	$(1,086)	$(832)	$(1,441)	$(3,372)

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Revenue from top 5 customers

Three Months Ended June 30, 2025

Schedule of concentration

Customer	Amount	% of Revenue
Customer 1	$707	20%
Customer 2	668	19%
Customer 3	337	9%
Customer 4	245	7%
Customer 5	$112	3%

Six Months Ended June 30, 2025

Schedule of concentration

Customer	Amount	% of Revenue
Customer 1	$1,466	20%
Customer 2	1,327	18%
Customer 3	603	8%
Customer 4	429	6%
Customer 5	$345	5%

Three Months Ended June 30, 2024

Schedule of concentration

Customer	Amount	% of Revenue
Customer 1	$925	31%
Customer 2	486	16%
Customer 3	221	7%
Customer 4	215	7%
Customer 5	$193	7%

Six Months Ended June 30, 2024

Schedule of concentration

Customer	Amoun	% of Revenue
Customer 1	$1,645	23%
Customer 2	962	14%
Customer 3	851	12%
Customer 4	710	10%
Customer 5	$547	8%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

14) Legal Matters

The Company is not involved in any action, arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal cost is expensed as incurred.

15) Stock Based Compensation

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

A summary of option activity under the employee share option plan as of June 30, 2025, and changes during the period are presented below.

Schedule of stock option activity

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance available under the plan as at January 1, 2025	2,379	—	—	—	2,379
Cancelled/expired/exercised	227	100	—	—	227
Additions to the plan	12,604				12,604
Balance available under the plan as of June 30, 2025	27,822	—	—	—	27,822

A summary of option activity under the employee share option plan as of June 30, 2024, and changes during the year then ended is presented below.

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance available under the plan on January 1, 2024	2,153	—	—	—	2,153
Granted	(80)	445			(80)
Cancelled/expired	68				68
Issued	(30)	—	—	—	(30)
Balance available under the plan on June 30, 2024	2,111				2,111

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The following table summarizes the activities for our unvested options for the year ended June 30, 2025

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2025	143	$470
Vested	(143)	470
Unvested on June 30, 2025	-	$-

The following table summarizes the activities for our unvested options for the year ended June 30, 2024

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2024	541	$1,000
Vested	(87)	895
Forfeited	(70)	1,055
Unvested on March 31, 2024	384	$1,000
Vested	(51)	960
Unvested on June 30, 2024	332	$1,000

The weighted-average grant date fair value of options granted during the quarter ended June 30, 2025, was $0 and $0 during the quarter ended June 30, 2024.

As of June 30, 2025, there was no unrecognized share-based compensation expense related to unvested options.

Schedule of assumptions

Fair value assumptions	2024	2023
Expected volatility	45%-52%	45%-52%
Expected terms (in years)	4	4
Risk-free interest rate	4.70%-5.70%	4.60%-5.46%
Dividend yield	0%	0%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

16) Net Income per share

The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income attributable to stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income attributable to stockholders of the Company and the weighted average number of shares of common stock outstanding during the period for the effects of all dilutive potential common stocks, including awards under stock-based compensation arrangements.

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

Schedule of earning per share

	Three Months Ended June 30,
	2025	2024
Net loss attributable to common stockholders	$(1,368)	$(1,510)
Weighted average shares outstanding – basic and diluted(#)	2,343,385	21,351
Basic and diluted EPS	$(0.58)	$(70.72)

	Six Months Ended June 30,
	2025	2024
Net loss attributable to common stockholders	$(3,068)	$(3,372)
Weighted average shares outstanding – basic and diluted(#)	1,197,824	19,622
Basic and diluted EPS	$(2.56)	$(171.85)

#	Due to net loss position, basic and diluted weighted average shares outstanding are the same.

17) Subsequent Events

The Company effected a [1-for 249] reverse split of its issued and outstanding common stock on August 01, 2025. The reverse split reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share.

18) New Accounting Pronouncements

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

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after SecureKloud Technologies Inc, transferred its Life Sciences business to us. As of June 30, 2025, we had a total of 44 full time employees and 34 sub-contractors, including 18 certified cloud engineers, 6 Epic Certified EHR experts, 8 MEDITECH Certified EHR experts and 2 Admin sub-contractors. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in the field of technology, investment banking and public markets.

During the quarter ended June 30, 2025, the Company generated revenues of approximately $3.5 million compared to revenue of $2.9 million for the quarter ended June 30, 2024 which represents an increase of $0.6 million or 21% compared to the previous year.

Subsequent to the quarter ended June 30, 2025, the Company effected a [1-for 249] reverse split of its issued and outstanding common stock on August 01, 2025. The reverse split reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share.

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

Our deep expertise in healthcare technology allows us to reinforce our clients’ progress by accelerating their innovation. Our healthcare IT services include Electronic Health Records (EHR) and software implementation, optimization, extension to community partners, as well as application managed services, and backup and disaster recovery capabilities on public cloud. Our 24x7 managed services are used by hospitals and health systems, payers, Life Sciences, and biotech organizations in their effort to improve health outcomes and deliver deeper, more meaningful patient and consumer experiences. Through our services, our customers achieve a return on investment in their technology by delivering measurable improvements. Combined with our software and solutions, our services provide clients with an end-to-end partnership for their technology innovation.

Our Business Model

The majority of our revenue is generated by our full-time employees who provide Software Services and Managed Services and Support to our clients in the Healthcare and Life Sciences industry. Our Software Services include strategic advisory, implementation and development services, and Managed Services and Support include post implementation support and cloud hosting.

Key Factors of Success

We believe that our future growth, success, and performance are dependent on many factors, including those mentioned below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.

Investment in scaling the business

We need to continuously invest in sales, and marketing to promote our solutions to new and existing customers in various geographies, and other operational and administrative functions in systems, controls and governance to support our expected growth and our transition to a public company. We anticipate that our employee strength will increase over time because of such investments.

On June 16, 2025, Healthcare Triangle, Inc. through its wholly owned subsidiary Quantum Nexus Inc. (the “Company”) and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, South East Asia, and Europe (the “Seller”) entered into an Asset Transfer Agreement (the “Agreement”). Pursuant to the Agreement, the Company agreed to purchase from the Seller the Transferred Assets (as defined below), and (ii) the Seller’s 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - Hospital Information Systems SaaS Provider as Seller’s Equity (the “Transferred Equity”), as a whole and as a going concern in exchange for the Purchase Price (as defined below). The acquisition closed on June 16, 2025.

The total consideration for the acquisition, which is referred to herein as the “Purchase Price” is $5.7 million which includes: (1) $1.5 million in cash, of which $1.2 million is due on the Closing Date and $300,000 to be paid at the later of the satisfaction of certain withholding requirements or within 120 days of the Closing Date; during the quarter ended June 30, 2025, the Company made a payment of $0.6 million out of the $1.5 million obligation. The remaining balance of $0.9 million is recognized as payable as at June 30, 2025. (2) 1,388,041 shares of restricted common stock of the Company equal to $3,000,000 divided by $2.16, issued on the Closing Date; and (3) up to $1.2 million in earn-out payments contingent on first-year financial performance targets to be agreed upon within 90 days of the Closing Date.

The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

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

Subscription services adoption

The key factor to our success in generating substantial recurring subscription revenues in future will be our ability to successfully market and persuade new customers to adopt our Software as a Service (“SaaS”) offerings. We are in the early stages of marketing our SaaS offerings such as DataEz, CloudEz and Readabl.AI, and do not yet have enough information about our competition or customer acceptance to determine whether or not recurring subscription revenue from these offerings will have a material impact on our revenue growth.

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

Software Services

The Company earns revenue primarily through the sale of software services that is generated from providing strategic advisory, implementation, and development services. The Company enters into Statement of Work (SOW) which provides for service obligations that need to be fulfilled as agreed with the customer. The majority of our software services arrangements are billed on a time and materials basis, and revenues are recognized over time based on time incurred and contractually agreed upon rates. Certain software services revenues are billed on a fixed fee basis and revenues are typically recognized over time as the services are delivered based on time incurred and customer acceptance. We recognize revenue when we have the right to invoice the customer using the allowable practical expedient under ASC 606-10-55-18 since the right to invoice the customer corresponds with the performance obligations completed.

Managed Services and Support

Managed Services and Support include post implementation support and cloud hosting. Managed Services and Support are a distinct performance obligation. Revenue for Managed Services and Support is recognized ratably over the life of the contract.

Platform Services

Platform Services from CloudEz, DataEz are offered both as a solution delivery model and as SaaS on a subscription model, whereas Readbl.ai is offered only as SaaS, on a subscription model.

The revenue from solutions delivery model contains a series of separately identifiable and distinct services that represent performance obligations which are satisfied over time. During the periods presented, the company generated Platform revenue on SaaS, which is recurring revenue.

Our SaaS agreements are generally non-cancellable during the term, although customers typically will have the right to terminate their agreements for cause in the event of material breach.

SaaS revenues will be recognized ratably over the respective non-cancellable subscription term because of the continuous transfer of control to the customer. Our subscription arrangements will be considered service contracts, and the customer will not have the right to take possession of the software. Segment wise revenue breakup.

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

In the current period, the gross margin generated by the Company has been reduced to 14% and 11% in the 3 months and 6 months ended June 30th, 2025,  as compared to 30% and 27% in the 3 months and 6 months ended June 30th, 2024, respectively.  This is due to the acquisition and onboarding of the SecureKloud contracts, which had been negotiated at lower margins prior to the acquisition.  Going forward, all new contracts are being negotiated at higher margins and as a result we expect that profit margins to increase materially over the next few quarters.

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

We expect to continue our focus on developing new product offerings and enhancing our existing product offerings. As a result, we expect our future research and development expense to increase in absolute dollars, although it may vary from period to period as a percentage of revenue.

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

We expect our future sales and marketing expenses to continue to increase in absolute dollar terms as we strategically invest to expand our business, although it may vary from period to period as a percentage of total revenues.

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

Depreciation and Amortization Expenses

Our depreciation and amortization expense consists primarily of depreciation of fixed assets, amortization of customer relationship and capitalized software development costs, and amortization of intangible assets. We expect our depreciation and amortization expense to increase as we continue to invest and expand our business organically and through acquisitions.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended June 30,
	2025	% Sales	2024	% Sales

Revenue	$3,558	100%	$2,984	100%
Cost of revenue (exclusive of depreciation /amortization)	3,064	86%	2,086	70%
Research and development	55	2%	207	7%
Sales and marketing	616	17%	631	21%
General and administrative	1,182	33%	904	30%
Depreciation and amortization	-	0%	534	18%
Other income	(13)	0%	—	0%
Interest expense	21	1%	131	4%
Income tax	-	0%	1	0%
Net loss	$(1,368)	(38)%	$(1,510)	(51)%

Revenue from operations

	Three Months Ended June 30,		Changes
	2025	2024	Amount	%

Revenue	$3,558	$2,984	$574	19%

Revenue increased by $0.6 million, or 19% to $3.5 million for the quarter ended June 30, 2025, as compared to $2.9 million for the quarter ended June 30, 2024.. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as cloud hosting, and cloud disaster recovery requires continuous monitoring.

Our top 5 customers accounted for 58% of the revenue in quarter ended June 30, 2025, and 68% during quarter ended June 30, 2024, respectively.

The following table has the breakdown of our revenues for the quarter ended June 30, 2025, and 2024 for each of our top 5 customers.

Top Five Customers Revenue for three months ended June 30, 2025 and 2024.

2025

(In thousands, except percentages)

Customer	Amount	% of Revenue
Customer 1	$707	20%
Customer 2	668	19%
Customer 3	377	9%
Customer 4	245	7%
Customer 5	$112	3%

2024

(In thousands, except percentages)

Customer	Amount	% of Revenue
Customer 1	$925	31%
Customer 2	486	16%
Customer 3	221	7%
Customer 4	215	7%
Customer 5	$193	7%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended June 30,		Changes
	2025	2024	Amount	%

Software services	$702	$64	$638	997%
Managed services and support	5	861	(856)	(99)%
Platform services	—	—	—	—
Total Revenue	$707	$925	$(218)	(24)%

Total revenue from Customer 1 decreased by $0.2 million, or 24% to $0.71 million for the quarter ended June 30, 2025, as compared to $0.93 million for the quarter ended June 30, 2024. Software Services revenue increased by $0.64 million or 997% to $0.7 million for the quarter ended June 30, 2025, as compared to $0.06 million for the quarter ended June 30, 2024. Managed Services and Support revenue decreased by $0.86 million, or 99% to $0.05 million for the quarter ended June 30, 2025, as compared to $0.86 million for the quarter ended June 30, 2024.

Cost of Revenue (exclusive of depreciation /amortization)

	Three Months Ended June 30,		Changes
	2025	2024	Amount	%

Cost of revenue (exclusive of depreciation/amortization)	$3,064	$2,086	$978	47%

Cost of revenue, excluding depreciation and amortization increased by $0.98 million, or 47%, to $3.0 million for the quarter ended June 30, 2025, as compared to $2.0 million for the quarter ended June 30, 2024.

Research and Development

	Three Months Ended June 30,		Changes
	2025	2024	Amount	%

Research and development	$55	$207	$(152)	(73)%

Research and Development expenses decreased by $0.15 million, or 73% to $0.05 million for the quarter ended June 30, 2025, as compared to $0.21 million for the quarter ended June 30, 2024.

Sales and Marketing

	Three Months Ended June 30,		Changes
	2025	2024	Amount	%

Sales and marketing	$616	$631	$(15)	(2)%

Sales and Marketing expenses decreased by $0.01 million, or 2% to $0.62 million for the quarter ended June 30, 2025, as compared to $0.63 million for the quarter ended June 30, 2024.

General and Administrative

	Three Months Ended June 30,		Changes
	2025	2024	Amount	%

General and administrative	$1,182	$904	$278	31%

General and Administrative expenses increased by $0.29 million, or 31% to $1.2 million for the quarter ended June 30, 2025, as compared to $0.90 million for the quarter ended June 30, 2024.

Depreciation and Amortization

	Three Months Ended June 30,		Changes
	2025	2024	Amount	%

Depreciation and amortization	$-	$534	$(534)	(100)%

Depreciation and Amortization expenses decreased by $0.53 million, or 100% to $0 million for the quarter ended June 30, 2025, as compared to $0.53 million for the quarter ended June 30, 2024.

Interest Expense

	Three Months Ended June 30,		Changes
	2025	2024	Amount	%

Interest expense	$21	$131	$(110)	(84)%

Interest expenses decreased by $0.11 million, or 84% to $0.13 million for the quarter ended June 30, 2025, as compared to $0.02 million for the quarter ended June 30, 2024.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We manage and report our business under three operating segments which are Software services, Managed services and support and Platform services.

	Three Months Ended June 30,		Changes
	2025	2024	Amount	%

Software services	$2,101	663	1,438	217%
Managed services and Support	1,388	2,253	(865)	(38)%
Platform services	70	68	2	(2)%
Revenue	$3,558	$2,984	$574	19%

Revenue from Software services increased by $1.4 million, or 217% to $2.1 million for the quarter ended June 30, 2025, as compared to $0.66 million for the quarter ended June 30, 2024. Revenue from Managed services and support decreased by $0.87 million, or 38% to $1.4 million for the quarter ended June 30, 2025, as compared to $2.3 million for the quarter ended June 30, 2024. Revenue from Platform Services increased by $0.002 million, or 2% to $0.07 million for the quarter ended June 30, 2025, as compared to $0.06 million for the quarter ended June 30, 2024.

Factors affecting revenues of Software Services, Managed Services and Support and Platform Services

Our strategy is to achieve meaningful long-term revenue growth through sales of Managed Services and Support and Platform Services to existing and new clients within our target market. In order to increase our cross-selling opportunity between our operating segments and realize long time revenue growth, our focus has shifted more towards Managed Services and Support and Platform Services which are of recurring nature when compared to Software Services segment which is of non-recurring nature. This also helps in retaining existing customers by leveraging our Managed Services and Support and Platform Services as a growth agent. This renewed focus on driving demand for subscription and platform-based model will help us in expanding our customer base and enhance customer retention which is a challenge for our existing Software Services segment. Software Services contracts are driven by Time and Material and on-site employees delivering services at customers location.

Cost of Revenue

	Three Months Ended June 30,		Changes
	2025	2024	Amount	%

Software services	$1,853	$497	$1,356	273%
Managed services and support	1,156	1,547	(391)	(25)%
Platform services	55	42	13	31%
Cost of revenue	$3,064	$2,086	$280	47%

Cost of revenue from Software services increased by $1.35 million, or 273% to $1.85 million for the quarter ended June 30, 2025, as compared to $0.49 million for the quarter ended June 30, 2024. Cost of revenue from Managed Services and Support decreased by $0.39 million, or 25% to $1.16 million for the quarter ended June 30, 2025, as compared to $1.55 million for the quarter ended June 30, 2024. Cost of revenue from Platform Services increased by $0.01 million, or 31% to $0.05 million for the quarter ended June 30, 2025, as compared to $0.04 million for the quarter ended June 30, 2024.

Segment operating results by reportable segment were as follows:

Operating results by Operating Segment

Three months ended June 30, 2025
Particulars	Software Services	Managed Services and Support	Platform Services	Total
Revenue from customers	2,101	1,388	70	3,558
Less:
Cost of revenue	(1,853)	(1,156)	(55)	(3,064)
Segmental gross profit	248	232	15	494
Research and development	-	-	55	55
Sales and marketing	364	240	12	616
General and administrative	698	461	23	1,182
Segmental loss	(814)	(469)	(75)	(1,359)
Interest expenses	(12)	(8)	-	(21)
Depreciation and amortization	-	-	-	-
Other income	8	5	-	13
Loss before income taxes	(819)	(473)	(75)	(1,368)
Income tax	-	-	-	-
Loss after income taxes	(819)	(473)	(75)	(1,368)

Three months ended June 30, 2024
Particulars	Software Services	Managed Services and Support	Platform Services	Total
Revenue from customers	$663	$2,253	$68	$2,984
Less:				-
Cost of revenue	(497)	(1,547)	(42)	(2,086)
Segmental gross profit	166	706	26	898
Research and development	-	-	207	207
Sales and marketing	140	476	14	631
General and administrative	201	683	21	904
Segmental loss	(175)	(453)	(216)	(844)
Interest expenses	(29)	(99)	(3)	(131)
Depreciation	-	-	(534)	(534)
Other income	-	-	-	-
Loss before income taxes	(204)	(552)	(753)	(1,509)
Income tax	(0)	(1)	(0)	(1)
Loss after income taxes	$(204)	$(551)	$(753)	$(1,508)

Due from Affiliates

On January 1, 2025, the Company entered into a Master Service Agreement with Securekloud Technologies Inc. (“SKI”) and Securekloud Technologies Limited (“SKL). The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. As per the Master Services Agreement, SKI and SKL provide technical resources according to the statement of work from the Company. The Company received services amounting to $1,025 and $755 for the quarter ended June 30, 2025, and 2024 respectively and $2,020 and $1,568 for the six months ended June 30, 2025 and 2024 respectively, while the Company made advance payments amounting to $4,843 during the six months ended June 30, 2025. As at June 30, 2025, the due from affiliates balance of $3,320 represents advance payments to the affiliates which is expected to be settled within six months from the balance sheet date.

On January 1, 2025, the Company entered into a Rental Sublease Agreement with Securekloud Technologies Inc. (“SKI”), The initial term of the agreement between SKI and the principal lessor is twenty-four months, which is extendable based on mutual consent. As per the terms of the Rental Sublease Agreement, the cost incurred by SKI on behalf of the Company are settled at cost. The Company paid rental expenses amounting to $15 and $34 for the quarter ended June 30, 2025, and 2024 respectively and $59 and $67 for the six months ended June 30, 2025 and 2024 respectively.

Liquidity and Capital Resources

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company’s liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, based on the three months ended June 30, 2025 financial statement is 1.75 compared to 0.7 for the financial year ended December 31, 2024.

The Company’s current debt equity ratio, based on the three months ended June 30, 2025 financial statement is 0.42, compared to (1.38) for the quarter ended December 31, 2024.

The Company does not have inventory and hence the quick ratio is the same as the current ratio.

Sources of Liquidity

As of June 30, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $3.2 million. We believe that the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements.

	As of June 30, 2025	As of June 30, 2024

Cash and cash equivalents	$3,228	$29

As of June 30, 2025, our principal sources of liquidity for working capital purposes were cash and cash equivalents totaling $3.2 million.

We have financed our operations primarily through financing activity and operating cash flows. We believe our existing cash and cash equivalents generated from operations will be sufficient to meet our working capital over the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the expansion of sales and marketing activities and the ongoing investments in platform development.

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	As of June 30, 2025	As of June 30, 2024

Cash flows used in operating activities	$(8,192)	$(985)
Cash flows used in investing activities	(603)	—
Cash flows provided by / (used in) financing activities	12,003	(220)
Net increase / (decrease) in cash and cash equivalents	$3,208	$(1,205)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025, was $(8.19) million compared to $(0.98) million for the six months ended June 30, 2024.

Investing Activities

Net cash used in investing activities was $(0.60) million for the six months ended June 30, 2025 representing partial payment of the acquisition cost (see note 8), compared to $0 for the six months ended June 30, 2024.

Financing Activities

Cash outflow/inflow from financing activities was $12.0 million for the six months ended June 30, 2025, compared to $(0.22) million for the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Operating Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claim outside the ordinary course of business that is material to our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2025, we entered into Securities Purchase Agreements dated February 27, 2025 with institutional investors for the private placement of 145,344 units (each a, “Unit”), each Unit consisting of one share of the our common stock or one pre-funded warrant to purchase one share of common stock, one Series A Warrant (a “Series A Warrant”) to purchase one share of common stock and one Series B Warrant to purchase one share of common stock at an offering price of $104.58 per Unit (or $104.57 per Unit in the case of Units that include pre-funded warrants).

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

HEALTHCARE TRIANGLE, INC.

Date: August 14, 2025	/s/ Sujatha Ramesh
Sujatha Ramesh
Board Director and Chief Operating Officer
(Principal executive officer)

Date: August 14, 2025	/s/ David Ayanoglou
David Ayanoglou
Chief Financial Officer (Principal financial officer)