Form 10-Q
period 2025-09-30
Healthcare Triangle, Inc.
filed 2025-11-13
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐  No ☒

As of November 13, 2025, 7,261,344 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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

Unless expressly indicated or the context suggests otherwise, references to “Healthcare Triangle,” “company,” “we,” “us” and “our” refer to Healthcare Triangle Inc. and its consolidated subsidiaries.

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial statements (In thousands of US $, unless otherwise noted)

HEALTHCARE TRIANGLE, INC.

Interim Condensed Consolidated Balance Sheets

		September 30,	December 31,
	Note	2025	2024
		(Unaudited)	(Audited)

Assets
Current assets
Cash and cash equivalents		$1,629	$20
Accounts receivable, net	3.1	2,441	1,110
Due from affiliates	3.6	3,502	497
Other current assets	3.5	370	322
Total current assets		7,942	1,949
Furniture and equipment, net	3.2	5	12
Goodwill and other intangibles, net	3.3	5,891	-

Total current and non-current assets		$13,838	$1,961

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	3.3	$1,308	$2,539
Short term borrowing	3.9	1,530	2,650
Other current liabilities	3.10	1,074	1,386
Total current liabilities		3,912	6,575
Long-term liabilities
Contingent consideration	3.7	1,200	500
Total current and long-term liabilities		$5,112	$7,075

Stockholders’ equity
Series B Preferred Stock, par value $0.00001; 10,000,000 authorized, issued convertible preferred stock 1,600,000 as of September 30, 2025, and December 31, 2024	3.8	$7,435	$7,435
Series A, Super Voting Preferred Stock - 20,000 shares (1,000 votes per share)		-	-
Common stock, par value $0.00001; 2,000,000,000 authorized, 4,443,788 and 22,759 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively		11	-
Equity to be issued		3,000	-
Additional paid-in capital		36,818	21,022
Noncontrolling interest		(18)	-
Accumulated deficit		(38,520)	(33,571)
Total stockholders’ equity / (deficit)		8,726	(5,114)
Total liabilities and stockholders’ equity		$13,838	$1,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Operations

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2025	2024	2025	2024
Net revenue		$3,489	$2,413	$10,752	$9,506
Cost of revenue (exclusive of depreciation and amortization, shown separately below)		(2,871)	(1,691)	(9,310)	(6,872)
Operating expenses
General and administrative		(2,085)	(1,077)	(4,464)	(3,157)
Sales and marketing		(1,022)	(294)	(2,012)	(1,808)
Research and development		(59)	(175)	(257)	(509)
Depreciation and amortization	3.2	(63)	(343)	(75)	(1,413)
(Allowance)/Reversal for current expected credit loss	3.1	20	-	20	-
Total operating expenses		(3,209)	(1,889)	(6,788)	(6,887)
Loss from operations		(2,591)	(1,167)	(5,346)	(4,253)
Other income		731	-	854	-
Interest expense		(32)	(80)	(467)	(360)
Foreign exchange loss		(14)	-	(14)	-
Loss before income tax		(1,906)	(1,247)	(4,973)	(4,613)
Provision for income tax		-	(2)	-	(8)
Net loss		$(1,906)	$(1,249)	$(4,973)	$(4,621)
Other comprehensive income (OCI)
Foreign currency translation gain		6	-	6	-
Comprehensive loss		$(1,900)	(1,249)	(4,967)	(4,621)
Comprehensive loss attributable to:
Stockholders		(1,882)		(4,949)	-
Noncontrolling interest		(18)		(18)	-

Net loss per common share - basic and diluted, attributable to:
Stockholders	7	(0.42)	(54.78)	(2.23)	(224.10)
Noncontrolling interest	7	(0.00)	-	(0.01)	-
Weighted average shares outstanding used in per common share computations:
Basic and diluted		4,443,784	22,756	2,215,435	20,674

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholder’s Equity

	Preferred stock (Series A)		Preferred stock (Series B)		Common stock		Additional paid-in	Equity to be	Non- controlling	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	issued	interest	earnings	equity
Three months ended September 30,2025
Balance at June 30, 2025	20,000	$-	1,600,000	$7,435	5,831,829	$14	$39,399	$-	$-	$(36,638)	$10,210

Net loss	-	-	-	-	-	-	-	-	(18)	(1,888)	(1,906)

Effects of exchange translation reserve (OCI)	-	-	-	-	-	-	-	-	-	6	6
Issue of Options (ISO/NSO)	-	-	-	-	-	-	416	-	-	-	416

Cancellation of shares	-	-	-	-	(1,388,041)	(3)	(2,997)	-	-	-	(3,000)

Shares to be issued	-	-	-	-	-	-	-	3,000	-	-	3,000

Balance at Sept 30, 2025	20,000	-	1,600,000	7,435	4,443,788	11	36,818	3,000	(18)	(38,520)	8,726
Nine months ended September 30, 2025
Balance at December 31, 2024	6,000	$-	1,600,000	$7,435	22,759	$-	$21,022	$-	$-	(33,571)	$(5,114)
Net loss	-	-	-	-	-	-	-	-	(18)	(4,955)	(4,973)
Effects of exchange translation reserve	-	-	-	-	-	-	-	-	-	6	6
Shares issued for services	14,000	-	-	-	527	-	88	-	-	-	88
Common stock issued for cash	-	-	-	-	28,183	-	95	-	-	-	95
Prefunded warrants issued for cash	-	-	-	-	117,161	-	395	-	-	-	395
Series B (cashless warrants)	-	-	-	-	4,262,212	11	14,699	-	-	-	14,710
Expenses relating to funding	-	-	-	-	-	-	(1,524)	-	-	-	(1,524)
Shares issued for acquisition	-	-	-	-	1,388,041	3	2,997	-	-	-	3,000
Conversion of Debt to Equity	-	-	-	-	10,559	-	1,191	-	-	-	1,191
Shares issued for acquisition (Contingent Consideration)	-	-	-	-	2,387	-	400	-	-	-	400
Stock based compensation	-	-	-	-	-	-	452	-	-	-	452

Cancellation of shares	-	-	-	-	(1,388,041)	(3)	(2,997)	-	-	-	(3,000)
Shares to be issued	-	-	-	-	-	-	-	3,000	-	-	3,000
Balance at September 30, 2025	20,000	$-	1,600,000	$7,435	4,443,788	$11	$36,818	$3,000	$(18)	$(38,520)	$8,726
Three months ended September 30, 2024

Balance at June 30, 2024	6,000	$-	-	-	22,557	$-	$27,631	$-	$-	$(28,277)	$(646)
Net loss	-	-	-	-	-	-	-	-	-	(1,249)	(1,249)
Issue of stock option (ISO/NSO)	-	-	-	-	-	-	77	-	-	-	77
Shares issued for services	-	-	-	-	201	-	22	-	-	-	-
Conversion of debt to equity	-	-	-	-	-	-	-	-	-	-	-
Balance at September 30, 2024	6,000	$-	-	-	22,758	$-	$27,708	$-	$-	$(29,526)	$(1,818)

Nine months ended September 30, 2024
Balance at December 31, 2023	6,000	$-	-	-	17,305	-	$25,443	$-	$-	$(24,905)	$538
Net loss				-				-	-	(4,621)	(4,621)
Issue of stock option (ISO/NSO)	-	-	-	-	-	-	106	-	-	-	106
Conversion of debt to equity	-	-	-	-	3,008	-	1,181	-	-	-	1,181
Stock based compensation	-	-	-	-	201	-	22	-	-	-	22
Shares issued for cash	-	-	-	-	2,245	-	956	-	-	-	956
Balance at September 30, 2024	6,000	$-	-	-	22,758	-	$27,708	$-	$-	$(29,526)	$(1,818)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

		Nine Months Ended September 30,
	Note	2025	2024
Cash flows from operating activities
Net (loss)		$(4,973)	$(4,621)
Adjustment to reconcile net (loss) to net cash provided by / (used in) operating activities
Depreciation & amortization		75	1,034
Reversal for current expected credit loss		(20)	-
Change in fair value of warrants		-	379
Net unrealized exchange loss		8	-
Common stock issued for services		88	22
Amortization of debt discount		223	217
Other income		(683)	-
Stock compensation expenses	6	451	106
Interest expenses		467	-
Interest expenses settled by equity		316	-
Changes in working capital:
(Increase) / decrease in:
Accounts receivable		(1,247)	1,626
Other current assets		(40)	678
Due from affiliates	3.6	(3,005)	304
Accounts payable		(1,377)	345
Other current liabilities		28	(360)
Net cash used in operating activities		(9,689)	(270)
Cash flows from investing activities
Purchase of furniture and equipment		(6)	-
Acquisition of intangible assets	3.3	(1,283)	-
Net cash used in investing activities		(1,289)	-
Cash flows from financing activities
Decrease in short term borrowing	3.9	(1,251)	(1,892)
Interest paid		(467)	-
Net proceeds from equity issuance		14,305	956
Net cash provided by / (used in) financing activities		12,587	(936)

Net changes in cash and cash equivalents		1,609	(1,206)
Cash and cash equivalents
Cash and cash equivalents at the beginning of the period		$20	$1,234
Cash and cash equivalents at the end of the period		$1,629	$28

Non-cash investing and financing activities
Supplementary disclosure of cash flows information
Interest		-	360
Income taxes		-	8
Equity to be issued		3,000	-
Conversion of convertible note		-	1,181
Acquisition of assets		1,200	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

1) Organization and Description of Business

Healthcare Triangle Inc. (“the Company”) was incorporated under the laws of the State of Nevada on October 29, 2019, and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (‘HCLS”) industry. On January 1, 2020, the Company acquired the Life Sciences Business of SecureKloud Technologies Inc. (a related party) (“Parent”) and on May 8, 2020, the Company acquired Cornerstone Advisors Group LLC (Healthcare Business) from SecureKloud Technologies Inc.

On June 16, 2025, Healthcare Triangle, Inc. through its wholly owned subsidiary Quantum Nexus Inc. (the “Company”) and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, South East Asia, and Europe (the “Seller”) entered into an Asset Transfer Agreement (the “Agreement”). Pursuant to the Agreement, the Company agreed to purchase from the Seller the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) the Seller’s 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - Hospital Information Systems SaaS Provider as Seller’s Equity (the “Transferred Equity”), as a whole and as a going concern in exchange for the Purchase Price (as defined in note 3.3). The acquisition had closing date of June 16, 2025.

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

(Unaudited)

(In thousands except share and per share data)

2) Summary of Significant Accounting Policies

Basis of consolidated financial statements

The accompanying condensed consolidated financial statements include the accounts of Healthcare Triangle, Inc., and its wholly owned subsidiaries Devcool, Inc., and QuantumNexis, Inc., which also owns 100% of Ezovion Solutions Private Limited and 80% of QuantumNexis SDN. BHD. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated upon consolidation.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2024 condensed consolidated balance sheet data included herein was derived from audited financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2025, the results of operations, comprehensive loss, stockholders’ deficit, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Use of Estimates

The preparation of financial statements is in conformity with GAAP which requires us to make estimates, judgments and assumptions that affect the financial statements and the notes thereto. These estimates are based on information available as of the date of the financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:

●	the standalone selling price for each distinct performance obligation;

●	the fair value of assets acquired, and liabilities assumed for business combinations;

●	the expected credit loss relating to accounts receivable;

●	the determination of contingent consideration amount; and

●	share based compensation including options and warrants.

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

Segment Information

The management has chosen to organize the Company around differences in products and services and segregated the reporting segments as Software Services and Managed Services and Support.

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term ‘Chief Operating Decision Maker’ (CODM) to be the Chief Financial Officer and Chief Operating Officer. The CODM, along with the management team, reviews the financial information presented on a consolidated basis and uses net results for purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, the Company has determined that it operates in two distinct reportable operating segments, and all required financial segments information can be found in the interim condensed consolidated financial statements. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 for total consolidated assets.

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

Software Services

The Company enters into contractual obligations with the customers to perform (i) Strategic advisory services which include assessment of the enterprise network, applications environment and advise on the design and tools; (ii) Implementation services which include deployment, upgrades, enhancements, migration, training, documentation and maintenance of various electronic health record systems; and (iii) Development services which include customization of network and applications in the public cloud environment.

Revenue from Strategic Advisory, Implementation and Development Services comprise of distinct performance obligations, and is recognized on time-and-material or fixed-price project basis. Revenue related to time-and-material is recognized over the period the services are provided using labor hours. Revenue related to fixed-price contracts is recognized as the service is performed using the cost-to-cost method, under which the total value of revenue is recognized based on the percentage that each contract’s total labor cost to date bears to the total expected labor costs. The cost-to-cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information; such estimates and changes in estimates involve the use of judgment. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately, where appropriate.

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

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, generally monthly, upon achievement of contractual milestones. Typically, billing occurs after revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These advances or deposits are liquidated when revenue is recognized.

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

Allowance for Doubtful Accounts - (current expected credit loss)

The Company provides an allowance for uncollectible accounts (current expected credit loss) based on historical experience and management evaluation of trend analysis. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment pattern. Additionally, if it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific allowance for doubtful accounts may be recorded to reduce the related receivable to the amount expected to be recovered.

Although we believe that our approach to significant estimates and judgments regarding our allowance for doubtful accounts is reasonable, actual results could differ and we may be exposed to increases or decreases in required allowances that could be material.

Furniture and Equipment

Furniture and equipment are stated at cost. The Company provides for depreciation of furniture and equipment using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease terms or the useful lives of the improvements. The Company charges repairs and maintenance costs, that do not extend the lives of the assets, to expenses as incurred.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Business Combinations

As per ASC 805-50, a common-control transaction does not meet the definition of a business combination because there is no change in control over the net assets. The accounting for these transactions is addressed in the “Transactions Between Entities Under Common Control”. The net assets are derecognized by the transferring entity and recognized by the receiving entity at the historical cost of the parent of the entities under common control. Any difference between the proceeds transferred or received and the carrying amounts of the net assets is recognized in equity in the transferring and receiving entities’ separate financial statements and eliminated in consolidation. The change in accounting principle is applied retroactively for all periods presented.

We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any noncontrolling interest in the acquiree at their acquisition date fair values.

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Earnings (Loss) Per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common stocks outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether paid or not) and the dividends accumulated for the period on cumulative preferred stock (whether earned or not) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the dilutive potential common stocks had been issued during the period to reflect the potential dilution that could occur from common stocks issuable through contingent shares issuance arrangement, stock options or warrants.

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

The Company adopted the “2020 Stock Incentive Plan” (Plan), and the Company has reserved 4,000,000 shares of the Company’s Common stock.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Credit risks associated with trade receivables is minimal due to the Company’s customer base which consist of large customer base and ongoing procedures, which monitor the credit worthiness of its customers. For the quarter ended September 30, 2025 and 2024 revenue from the top five customers accounted for approximately 56% and 61% of total revenue respectively. For the quarter ended September 30, 2025, and year ended December 31, 2024, accounts receivable from five major customers accounted for approximately 51% and 72% of the total accounts receivables.

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through September 30, 2025) per institution.

As of September 30, 2025, and December 31, 2024, the Company had $735 and $0 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

3) Balance sheet schedules

3.1) Accounts Receivable, net

	September 30, 2025	December 31, 2024
Accounts receivable, gross	$2,606	$1,295
Less: Allowance for doubtful accounts (current expected credit loss)	(165)	(185)
Accounts receivable, net	$2,441	$1,110

As at September 30, 2025, the Company remeasured its allowance for current expected credit loss to $165, showing a net reduction of $20 from the balance as at December 31, 2024.

3.2) Furniture and Equipment

Furniture and equipment consisted of the following:

	September 30, 2025	December 31, 2024

Furniture and equipment, at cost	$62	$69	(1)
Less: Accumulated depreciation	(57)	(57	)(1)
Furniture and equipment, net	$5	$12

(1)	Prior year figures have been reclassified for the purpose of comparison.

During the period ended September 30, 2025, the Company purchased furniture and equipment amounting to $6, whereas furniture and equipment costing $13, having a nil book-value were retired. Depreciation expenses for the quarter ended September 2025 and 2024 were $5 and $7 respectively, and for the nine months ended September 30, 2025 and 2024, were $13 and $406 respectively.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

3.3) Goodwill and Other Intangibles

A)	On June 16, 2025 (the “Closing date”), Healthcare Triangle, Inc. through its wholly owned subsidiary Quantum Nexus Inc. (the “Company”) and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, South East Asia, and Europe (the “Seller”) entered into an Asset and Stock Transfer Agreement (the “Agreement”). Pursuant to the Agreement, the Company agreed to purchase from the Seller the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) the Seller’s 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - Hospital Information Systems SaaS Provider as Seller’s Equity (the “Transferred Equity”), as a whole and as a going concern in exchange for the Purchase Price (as defined below).

The total consideration for the acquisition, which is referred to herein as the “Purchase Price” is $5,700 which includes: (1) $1,500 in cash, of which $1,200 is due on the Closing Date and $300 to be paid at the later of the satisfaction of certain withholding requirements or within 120 days of the Closing Date; during the period ended September 30, 2025, the Company made payments amounting to $1,045 out of the $1,500 obligation. The remaining balance of $455 is recognized as payable as at September 30, 2025. (2) 1,388,041 shares of restricted common stock of the Company equal to $3,000 divided by $2.16, issued on the Closing Date; and (3) up to $1,200 in earn-out payments contingent on first-year financial performance targets to be agreed mutually.

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

B)	Other intangible assets

	September 30, 2025	December 31, 2024
Other intangible assets*	$237	$-
Accumulated amortization*	(46)	-
Total	$191	$-

*	The useful life of intangibles is 1.5 years. The total cost of intangibles purchased during the quarter amounting to $237. Amortization expense during the quarter ended September 30, 2025 is $ 46 and nil for September 30, 2024.

3.4) Leases

The Company is currently operating from two office locations leased by SecureKloud. The Company does not have any signed lease agreement in its name. The Company’s principal facility is located in Pleasanton, CA and has another facility in Plainsboro, NJ. Rent expenses for the three months ended September 30, 2025, and 2024 were $44 and $34 respectively and for the nine months ended September 30, 2025 and 2024, were $133 and $101 respectively.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

3.5) Other current assets

	September 30, 2025	December 31, 2024
Prepaid expenses	$86	$262
Advance to employee	87	-
Project work-in-progress	187	2	*
Others	10	58	*
Total	$370	$322

*	Prior year figures have been reclassified for the purpose of comparison.

3.6) Related Party Transactions

A.	Related parties

The following entities and individuals are considered related parties, along with the nature of the relationship:

Name of the related party	Nature of relationship
SecureKloud Technologies Limited	Common control and ownership through Series A stockholder
SecureKloud Technologies Inc.	Wholly owned subsidiary of SecureKloud Technologies Limited
Blockedge Technologies Inc.	Wholly owned subsidiary of SecureKloud Technologies Limited

B.	Due from related parties:

On January 1, 2025, the Company entered into a Master Service Agreement with Securekloud Technologies Inc. (“SKI”) and Securekloud Technologies Limited (“SKL). The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. As per the Master Services Agreement, SKI and SKL provide technical resources according to the statement of work from the Company.

In additition, on January 1, 2025, the Company entered into a Rental Sublease Agreement with Securekloud Technologies Inc. (“SKI”), The initial term of the agreement between SKI and the principal lessor is twenty-four months, which is extendable based on mutual consent. As per the terms of the Rental Sublease Agreement, the cost incurred by SKI on behalf of the Company are settled at cost.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The balance outstanding from the affiliates as of September 30, 2025 is $3,502 as compared to $497 as of December 31, 2024. The balance as at September 30, 2025 is unsecured, non-interest bearing and is expected to be settled within six months from the balance sheet date, as outlined below:

-	SecureKloud Technologies Limited (*) (public company in India) balance outstanding as of September 30, 2025 is $3,287 (including the balance previously owed by SecureKloud Technologies Inc.) as compared to nil as of December 31, 2024,

-	SecureKloud Technologies, Inc., (*) balance outstanding as of September 30, 2025 is nil as compared to $497 as of December 31, 2024, and

-	Blockedge Technologies, Inc., balance outstanding as of September 30, 2025 is $215 as compared to nil as of December 31, 2024

(*)	During the period ended September 30, 2025, the Company, together with SecureKloud Technologies Limited and SecureKloud Technologies, Inc., entered into a tripartite agreement, pursuant to which, SecureKloud Technologies Limited took over the contractual obligations, outstanding balance and transactions between the Company and SecureKloud Technologies, Inc. Accordingly, the balance receivable from SecureKloud Technologies Inc., has since been novated to SecureKloud Technologies, Limited as of the effective date of the novation.

C.	Related party transactions:

Following are the transactions with related parties during the periods presented:

Related Parties	Nature of transactions	Quarter ended September 30, 2025	Quarter ended September 30, 2024	Nine-months ended September 30, 2025	Nine-months ended September 30, 2024
SecureKloud Technologies Limited, India	Services received	$470	-	$1,945	-
	Amounts advanced	$525	-	$2,793	-
SecureKloud Technologies, Inc.	Services received	-	$547	$269	$2,793
	Amounts advanced	-	$184	$1,666	$2,489
	Services rendered	-	-	$138	-
	Amounts collected	$27	-	$407	-
	Rent expenses paid	$44	$34	$133	$101
Blockedge Technologies, Inc.	Services received	$40	-	$70	-
	Amounts advanced	$140	-	$285	-
	Revenue	$9	-	$9	-
	Accounts receivable	$9	-	$9	-
Key management personnel	Remuneration	$133	$70	$385	$209

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

3.7) Contingent consideration

On February 24, 2025, the Company executed a settlement agreement pertaining to the acquisition of Devcool Inc., and issued 594,130 common stocks at $0.6733 amounting to $400, and the balance $100 was settled by cash on March 31, 2025.

On June 16, 2025, Healthcare Triangle, Inc. through its wholly owned subsidiary Quantum Nexus Inc. (the “Company”) and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, South East Asia, and Europe (the “Seller”) entered into an Asset and Stock Transfer Agreement (the “Agreement”). Please refer to note 3.3 for details.

3.8) Stockholder Equity

The Company effected a 1-for-249 reverse split of its issued and outstanding common stock on August 01, 2025. The reverse split reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share. The basic and diluted earnings consider the effect of reverse split across the reporting periods.

On August 28, 2025, the Company amended the acquisition agreement as reflected in note 3.3a, to condition the issuance of the share consideration upon shareholder approval. Accordingly, the shares previously issued were cancelled and have since been re-issued subsequent to quarter end. Refer to subsequent event note 9 for details.

Equity Transactions

On February 27, 2025, Healthcare Triangle, Inc. (the “Company”) entered into Securities Purchase Agreements (the “Purchase Agreement”) with institutional investors (the “Investors”) for the private placement of 145,344 units (each a, “Unit”), each Unit consisting of one share of the Company’s common stock (“Common Stock”) or one pre-funded warrant (a “Pre-Funded Warrant”) to purchase one share of common stock, one Series A Warrant (a “Series A Warrant”) to purchase one share of common stock and one Series B Warrant (a “Series B Warrant” and together with the Series A Warrant, the “Purchase Warrants”) to purchase one share of common stock at an offering price of $104.58 per Unit (or $104.58 per Unit in the case of Units that include pre-funded warrants). The Common Stock, the Pre-Funded Warrants and the Purchase Warrants included in the Units and the Common Stock underlying the Pre-Funded Warrants and the Purchase Warrants are collectively referred to herein as the “Securities” and the Securities, other than the Pre-Funded Warrants, and the Purchase Warrants shall be referred to herein as the “Registrable Securities.” The entire transaction has been priced at the market under Nasdaq rules and closed on February 28, 2025.

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

The Company received gross proceeds of approximately $15,200. Net proceeds to the Company were approximately $13,676, after deducting placement agent fees and other expenses payable by the Company, reflected in the equity.

The Company allocated the proceeds between the Common Stock, Pre-Funded Warrants, and Common Warrants (some of which were exercisable on cash basis, whereas others were exercisable on an alternative cashless basis) on a relative fair value basis and recorded the amount allocated to the Common Warrants within additional paid-in capital on the accompanying consolidated balance sheet as the Common Warrants met all the criteria for equity classification. During the nine months ended September 30, 2025, all of the prefunded warrants have been converted into equity and all of the alternative cashless warrants have been exercised. As the remaining Common Warrants were equity classified, they do not require subsequent remeasurement after the issuance.

The Common Warrants contain standard adjustments to the exercise price including stock splits, stock dividend, rights offerings and pro rata distributions.

On June 16, 2025, Healthcare Triangle, Inc and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, Southeast Asia, and Europe (the “Seller”) entered into an Asset Transfer Agreement (the “Agreement”). Please refer to note 3.3 for further details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Black Scholes warrant fair value:

Instrument	Shares/ Warrants	Fair value	Gross Proceeds	Expenses on fund raising	Net Proceeds
Common Stock	28,183	2,947	95	(10)	85
Pre-funded Warrants	117,161	12,253	395	(40)	355
Series A Warrants (1)	1,453,434	-	-	-	-
Series B Warrants	4,360,300	456,000	14,710	(1,474)	13,236
		471,200	15,200	(1,524)	13,676

(1)	Series A warrants are cash warrants. As at September 30, 2025, no investor has exercised these warrants as these warrants are materially out of the money, and not considered for fair valuation. Subsequent to the quarter ended September 30, 2025, the Series A Warrants holders were provided with an option to exercise their warrants at a reduced price of $2 per warrant to convert into 1 common stock each, and were given additional equivalent warrants at an exercise price of $3 per warrant. As a result of reducing the exercise price, 1,429,528 warrants were exercised, and the Company received gross proceeds of $2,859. Net proceeds to the Company were approximately $2,628, after deducting placement agent fees and other expenses payable by the Company. See note 9 on Subsequent Events.

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

Series A Preferred Stock

On March 12, 2025, the Board of Directors of the Company approved the issuance of 14,000 Series   A Preferred Stock to Mr. Suresh Venkatachari, who owns 100% of all issued Series A Preferred Stock. These stocks carried super voting rights equivalent to 1,000 votes per share. As at September 30, 2025, the total issued and outstanding Series A Preferred Stock was 20,000. The issuance of additional Series A preferred stock was done as part of the PIPE financing during the period, pursuant to an understanding with the Series A stockholders that the execution of the financing would not dilute their control over the Company. The issuance of the Series A Super Voting Preferred Stock was deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Series B Preferred Stock

On October 21, 2024, Healthcare Triangle, Inc acquired substantially all of the business, assets, and operations relating to cloud and technology domain of SecureKloud Technologies, Inc., a Nevada corporation. The Acquired Assets were acquired by Healthcare Triangle, Inc under an Asset Transfer Agreement, dated October 21, 2024.

The consideration for the Acquired Assets consisted of the issuance of 1,600,000 shares of newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) which is convertible each into 0.04 common stocks totaling 64,000 common stocks at the holder’s option (subject to shareholder’s approval), for a total consideration of $7,435. This is common control transaction, and the fair value of the assets acquired was calculated as $7,435 which is also the carrying value of these assets. The transaction was treated as an asset acquisition and due to the common control nature, the company recorded deemed dividend and the acquired assets at $0, which was the carrying value of the common control seller.

3.9) Short Term Borrowing

Particulars	September 30, 2025	December 31, 2024
Short Term Borrowing
Seacoast Business Funding	$1,530	$589
Convertible note	-	2,061
Total	$1,530	$2,650

A. Seacoast Business Funding

During 2022, the Company obtained a credit facility from Seacoast business funding (SBF), a division of Seacoast National Bank. The funding is against the accounts receivable of the Company and one of its subsidiary. The SBF facility incurred an interest rate of 8.5% during the nine months ended September 30, 2025 and 8.9% for the year ended December 31, 2024. The value of invoices funded was $3,846 and $2,601 respectively for the quarters ended September 30, 2025 and December 31, 2024, and for the nine months ended September 30, 2025 and year ended December 31, 2024 were $7,188 and $4,592 respectively. The maximum amount of advance under the purchase agreement is $10,000 and the bank may advance upto 90% of the unpaid domestic outstanding accounts under the re-course agreement.

The balance of this funding was $1,530 and $589 respectively, as at September 30, 2025 and December 31, 2024.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

B. Convertible Notes

Convertible Note	September 30, 2025	December 31, 2024
Convertible notes payable	$-	$2,375
Less: discount	-	(314)
Notes payable, net of discount	-	2,061
Notes payable, current portion, net of discount	-	2,061
Notes payable, long-term portion, net of discount	$-	$-

During the nine months ended September 30, 2025, the Company settled the entire balance of convertible note as shown below and there were no gain or losses upon settlement.

1.	L1 Capital

During the nine months ended September 30, 2025, the Company converted the entire outstanding principal of $875 and accrued interest and conversion fees of $316 on the L1 Capital convertible note.

Date	Loan	Interest Accrual	Total repayment	Conversion price	No of shares
1/7/2025	125	43	168	154.38	1,086
2/3/2025	200	71	271	145.52	1,867
2/14/2025	175	64	239	101.97	2,341
2/18/2025	175	64	239	101.97	2,346
2/21/2025	200	74	274	93.77	2,919
Total	875	316	1,191		10,559

2.	Pioneer Garage

During the nine months ending September 30, 2025, the Company repaid convertible note amounting to $1,500, including interest of $500.

Convertible Note	Principal	Interest
Opening balance as of January 1, 2025	$1,000	$500
Repayment during the period	(1,000)	(500)
Closing balance as of September 30, 2025	$-	$-

Convertible Note	Principal	Interest
Opening balance as of January 1, 2024	$-	$-
Loan obtained during the year	1,000	500
Closing balance as of December 31, 2024	$1,000	$500

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

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
Warrants	Warrants	price	Term
Outstanding on January 1, 2025	3,885	$1,989.51	3.05
Granted	-	-	-
Outstanding on September 30, 2025	3,885	1,989.51	2.30
Exercisable on September 30, 2025	2,094	$1,989.51	2.11

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
Warrants	Warrants	price	Term
Outstanding on January 1, 2024	3,885	$1,989.51	4.07
Outstanding on September 30, 2024	3,885	1,989.51	3.50
Exercisable on September 30, 2024	1,317	$1,989.51	3.50

The following table summarizes the activities for our unvested warrants for the nine months ended September 30, 2025.

		Weighted average Grant Date Fair
	Number of Warrants	Value Per warrant
Unvested on January 1, 2025	2,373	$873.99
Granted	-	-
Vested	(583)	$974.29
Unvested on September 30, 2025	1,790	$840.96

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

		Weighted average Grant Date Fair
	Number of Warrants	Value Per warrant
Unvested on January 1, 2024	3,150	$973.59
Granted	-	-
Vested	(583)	973.59
Unvested on September 30, 2024	2,567	$973.59

3.10) Other current liability

Particulars	September 30, 2025	December 31, 2024
Accrued payroll	$236	$463
Accrued audit fees	64	193
Acquisition of intangible asset (refer note 3.3b)	178	-
Insurance	-	217
Commission accrual	322	-
Other	274	$513
Total	$1,074	$1,386

4) Segment Information

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

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Schedule of operating segment

	Three months ended September 30,		Changes
	2025	2024	Amount	%
Software services	$1,977	775	1,202	155%
Managed services and support	1,379	1,571	(192)	(12)%
Platform services (*)	133	67	66	99%
Revenue	$3,489	$2,413	$1,076	45%

	Nine months ended September 30,		Changes
	2025	2024	Amount	%
Software services	$6,242	3,010	3,232	107%
Managed services and support	4,235	6,295	(2,060)	(33)%
Platform services (*)	275	201	74	(37)%
Revenue	$10,752	$9,506	$1,246	13%

(*)	Shown only for comparative purposes. Platform services is no longer considered an individual segment, as it does not meet the defined criteria for segment analysis.

Operating Results by Operating Segment

Three months ended September 30, 2025
Particulars	Software Services	Managed Services	Corporate and others	Total
Revenue from customers	$1,977	$1,379	$133	$3,489
Cost of revenue	(1,667)	(1,092)	(112)	(2,871)
Segmental gross profit	$310	$287	$21	$618
Net loss	$(1,050)	$(662)	$(194)	$(1,906)

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Nine months ended September 30, 2025
Particulars	Software Services	Managed Services	Corporate and others	Total
Revenue from customers	$6,242	$4,235	$275	$10,752
Cost of revenue	(5,517)	(3,548)	(245)	(9,310)
Segmental gross profit	$725	$687	$30	$1,442
Net loss	$(2,806)	$(1,709)	$(458)	$(4,973)

Three months ended September 30, 2024
Particulars	Software Services	Managed Services	Corporate and others	Total
Revenue from customers	$775	$1,571	$67	$2,413
Cost of revenue	(532)	(1,116)	(43)	(1,691)
Segmental gross profit	$243	$455	$24	$722
Net loss	$(224)	$(490)	$(535)	$(1,249)

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Nine months ended September 30, 2024
Particulars	Software Services	Managed Services	Corporate and others	Total
Revenue from customers	$3,010	$6,295	$201	$9,506
Cost of revenue	(2,651)	(4,078)	(143)	(6,872)
Segmental gross profit	$359	$2,217	$58	$2,634
Net loss	$(1,330)	$(1,314)	$(1,977)	$(4,621)

Revenue from top 5 customers

Schedule of concentration

	Three months ended September 30, 2025		Nine months ended September 30, 2025
Customer	Amount	% of Revenue	Amount	% of Revenue
Customer 1	$689	20%	$2,039	19%
Customer 2	583	17%	2,017	19%
Customer 3	296	8%	899	8%
Customer 4	235	7%	664	6%
Customer 5	$133	4%	$447	4%

	Three months ended September 30, 2024		Nine months ended September 30, 2024
Customer	Amount	% of Revenue	Amount	% of Revenue
Customer 1	$500	21%	$1,945	20%
Customer 2	300	12%	1,462	15%
Customer 3	261	11%	971	10%
Customer 4	236	10%	851	9%
Customer 5	$174	7%	$633	7%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

5) Legal Matters

The Company is not involved in any action, arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal cost is expensed as incurred.

6) Stock Based Compensation

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

A summary of option activity under the employee share option plan as of September 30, 2025, and changes during the period are presented below.

Schedule of stock option activity

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance available under the plan as at January 1, 2025	2,379	—	—	—	2,379
Additions to the plan	3,995,243				3,995,243
Granted (1)	(160,000)	2.62	—	—	(160,000)
Cancelled/expired/exercised	229	1.85	—	—	229
Balance available under the plan as of September 30, 2025	3,837,850	—	—	—	3,837,850

(1)	During the period ended September 30, 2025, 160,000 stock options were granted to the Board of Directors containing an exercise price of $2.62 per option, which corresponds to the end of the day price on grant date (i.e. options are at-the-money when issued). The options vest 100% on the grant date, with an expiry date of the earlier of September 18, 2030 (contractual expiry), and 18 months after the date the director ceases to be a board member (post-termination window).

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The weighted-average grant date fair value of options granted during the quarter ended September 30, 2025, was $2.62 and nil during the quarter ended September 30, 2024.

The following table summarizes the activities for our unvested options for the year ended September 30, 2025

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2025	143	$470
Vested	(143)	470
Unvested on September 30, 2025	-	$-

As of September 30, 2025, there was no unrecognized share-based compensation expense related to unvested options.

A summary of option activity under the employee share option plan as of September 30, 2024, and changes during the year then ended is presented below.

	Options		Shares of Stock
	No. of Options	Weighted Average Price	No. of Shares	Weighted Average Price	Total
Balance available under the plan on January 1, 2024	2,162	—	—	—	2,162
Granted	(111)	443			(111)
Cancelled/expired	224				224
Issued	—	—	—	—	—
Balance available under the plan on September 30, 2024	2,275				2,275

The following table summarizes the activities for our unvested options for the period ended September 30, 2024

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2024	544	$996
Vested	(203)	936
Forfeited	(71)	1050.78
Unvested on September 30, 2024	270	$996

Schedule of assumptions

Fair value assumptions	2025	2024
Expected volatility	231%	45%-52%
Expected terms (in years)	5	2
Risk-free interest rate	3.7%	2.18%-3.57%
Dividend yield	0%	0%

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

7) Net Income per share

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

Schedule of earning per share

	Three Months Ended September 30,
	2025	2024
Net loss attributable to common stockholders	$(1,906)	$(1,249)
Weighted average shares outstanding – basic and diluted(#)	4,443,784	22,756
Basic and diluted EPS - Stockholders	(0.42)	(54.78)
Basic and diluted EPS - NCI	$(0.00)	$-

	Nine Months Ended September 30,
	2025	2024
Net loss attributable to common stockholders	$(4,973)	$(4,621)
Weighted average shares outstanding – basic and diluted(#)	2,215,435	20,674
Basic and diluted EPS - Stockholders	(2.23)	(224.10)
Basic and diluted EPS - NCI	$(0.01)	$-

#	Due to net loss position, basic and diluted weighted average shares outstanding are the same.

8) Advertising and marketing

Included within sales and marketing expenses are the marketing and advertising expenses for the quarters ended September 30, 2025 and 2024, which were $649 and $78 respectively, and for the nine months ended September 30, 2025 and 2024, were $943 and $545 respectively. The Company expenses advertising cost as and when incurred.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

9) Subsequent Events

i.	On August 28, 2025, the Company amended the acquisition agreement (see note 3.3a) to condition the issuance of the share consideration (as adjusted for the reverse stock split) upon shareholder approval. Accordingly, these shares were cancelled and have since been re-issued subsequent to the quarter end.

ii.	Subsequent to the quarter ended September 30, 2025, the Series A Warrants holders were provided with an option to exercise their warrants at a reduced price of $2 per warrant to convert into 1 common stock each and were given additional equivalent warrants at an exercise price of $3 per warrant. As a result of reducing the exercise price, 1,429,528 warrants were exercised, and the Company received gross proceeds of $2,859. Net proceeds to the Company were approximately $2,628, after deducting placement agent fees and other expenses payable by the Company.

10) New Accounting Pronouncements

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

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after SecureKloud Technologies Inc, transferred its Life Sciences business to us. As of September 30, 2025, we had a total of 59 full time employees and 32 sub-contractors, including 42 certified cloud engineers, 21 Epic Certified EHR experts, 12 MEDITECH Certified EHR experts and 3 Admin sub-contractors. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in the field of technology, investment banking and public markets.

During the period ended September 30, 2025, the Company effected a 1-for 249 reverse split of its issued and outstanding common stock on August 01, 2025. The reverse split reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share.

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

On June 16, 2025 (the “Closing date”), Healthcare Triangle, Inc. through its wholly owned subsidiary Quantum Nexus Inc. (the “Company”) and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, South East Asia, and Europe (the “Seller”) entered into an Asset and Stock Transfer Agreement (the “Agreement”). Pursuant to the Agreement, the Company agreed to purchase from the Seller the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) the Seller’s 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - Hospital Information Systems SaaS Provider as Seller’s Equity (the “Transferred Equity”), as a whole and as a going concern in exchange for the Purchase Price (as defined below).

The total consideration for the acquisition, which is referred to herein as the “Purchase Price”, is $5,700 which includes: (1) $1,500 in cash, of which $1,200 is due on the Closing Date and $300 to be paid at the later of the satisfaction of certain withholding requirements or within 120 days of the Closing Date; during the period ended September 30, 2025, the Company made payments amounting to $1,045 out of the $1,500 obligation. The remaining balance of $455 is recognized as payable as at September 30, 2025. (2) 1,388,041 shares of restricted common stock of the Company equal to $3,000 divided by $2.16, issued on the Closing Date; and (3) up to $1,200 in earn-out payments contingent on first-year financial performance targets to be agreed upon mutually.

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

Components of Results of Operations

Revenues

During the quarter ended September 30, 2025, the Company generated revenues of approximately $3.49 million compared to revenue of $2.40 million for the quarter ended September 30, 2024 which represents an increase of $1.09 million or 45% compared to the previous year comparative quarter. Similarly, the Company generated revenues of approximately $10.8 million during the nine months ended September 30, 2025, compared to a revenue of $9.5 million for the nine months ended September 30, 2024, which represents an increase of $1.3 million or 13.7%.

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

Gross Margin

In the current period, the gross margin generated by the Company has been reduced to 18% and 13% in the 3 months and 9 months ended September 30, 2025, as compared to 30% and 27% in the 3 months and 9 months ended September 30, 2024, respectively. This is due to the acquisition and onboarding of the SecureKloud contracts, which had been negotiated at lower margins prior to the acquisition. Going forward, all new contracts are being negotiated at higher margins and as a result we expect future profit margins to increase materially over the next few quarters.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended September 30,
	2025	% Sales	2024	% Sales

Revenue	$3,489	100%	$2,413	100%
Cost of revenue (exclusive of depreciation /amortization)	2,871	82%	1,691	70%
(Reversal)/Allowance for current expected credit loss	(20)	0%	-	0%
Research and development	59	2%	175	7%
Sales and marketing	1,022	29%	294	12%
General and administrative	2,085	60%	1,077	45%
Depreciation and amortization	63	2%	343	14%
Other income	(731)	(21)%	-	0%
Interest expense	32	1%	80	3%
Forex loss	14	0%	-	0%
Provision for income tax	-	0%	2	0%
Net loss	$(1,906)	(55)%	$(1,249)	(52)%

Revenue from operations

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

Revenue	$3,489	$2,413	$1,076	45%

Revenue increased by $1.07 million, or 45% to $3.48 million for the quarter ended September 30, 2025, as compared to $2.41 million for the quarter ended September 30, 2024. The Software Services are typically short-term engagements to provide software consulting and development services, which do not require continual third-party maintenance. Managed Services and Support such as cloud hosting, and cloud disaster recovery requires continuous monitoring.

Our top 5 customers accounted for 56% of the revenue in quarter ended September 30, 2025, and 61% during quarter ended September 30, 2024, respectively.

The following table has the breakdown of our revenues for the quarter ended September 30, 2025, and 2024 for each of our top 5 customers.

Top Five Customers Revenue for three months ended September 30, 2025 and 2024.

(In thousands, except percentages)

	Three months ended September 30, 2025		Three months ended September 30, 2024
Customer	Amount	% of Revenue	Amount	% of Revenue
Customer 1	$689	20%	$500	21%
Customer 2	583	17%	300	12%
Customer 3	296	8%	261	11%
Customer 4	235	7%	236	10%
Customer 5	133	4%	$174	7%

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

Software services	$-	$283	$(283)	100%
Managed services and support	689	217	472	218%
Total Revenue	$689	$500	$189	38%

Total revenue from Customer 1 increased by $0.2 million, or 38% to $0.68 million for the quarter ended September 30, 2025, as compared to $0.50 million for the quarter ended September 30, 2024. Software Services revenue decreased by $0.28 million or 100% to nil for the quarter ended September 30, 2025, as compared to $0.28 million for the quarter ended September 30, 2024. Managed Services and Support revenue increased by $0.47 million, or 218% to $0.68 million for the quarter ended September 30, 2025, as compared to $0.21 million for the quarter ended September 30, 2024.

Cost of Revenue (exclusive of depreciation/amortization)

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

Cost of revenue (exclusive of depreciation/amortization)	$2,871	$1,691	$1,180	70%

Cost of revenue, excluding depreciation and amortization increased by $1.18 million, or 70%, to $2.87 million for the quarter ended September 30, 2025, as compared to $1,69 million for the quarter ended September 30, 2024.

Research and Development

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

Research and development	$59	$175	$(116)	(66)%

Research and Development expenses decreased by $0.11 million, or 66% to $0.05 million for the quarter ended September 30, 2025, as compared to $0.17 million for the quarter ended September 30, 2024.

Sales and Marketing

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

Sales and marketing	$1,022	$294	$728	248%

Sales and Marketing expenses increased by $0.72 million, or 248% to $1.02 million for the quarter ended September 30, 2025, as compared to $0.29 million for the quarter ended September 30, 2024.

General and Administrative

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

General and administrative	$2,085	$1,077	$1,008	94%

General and Administrative expenses increased by $1.00 million, or 94% to $2.08 million for the quarter ended September 30, 2025, as compared to $1.07 million for the quarter ended September 30, 2024.

Depreciation and Amortization

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

Depreciation and amortization	$63	$343	$(280)	(82)%

Depreciation and Amortization expenses decreased by $0.28 million, or 82% to $0.06 million for the quarter ended September 30, 2025, as compared to $0.34 million for the quarter ended September 30, 2024.

Interest Expense

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

Interest expense	$32	$80	$(48)	(60)%

Interest expenses decreased by $0.04 million, or 60% to $0.03 million for the quarter ended September 30, 2025, as compared to $0.08 million for the quarter ended September 30, 2024.

Other income

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

Other income	$731	$-	$731	100%

Other income increased by $0.73 million, or 100% to $0.73 million for the quarter ended September 30, 2025, as compared to nil for the quarter ended September 30, 2024.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We manage and report our business under two operating segments which are Software services and Managed services and support.

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

Software services	$1,977	775	1,202	155%
Managed services and Support	1,379	1,571	(192)	(12)%
Corporate and others	133	67	66	99%
Revenue	$3,489	$2,413	$1,076	45%

Revenue from Software services increased by $1.20 million, or 155% to $1.97 million for the quarter ended September 30, 2025, as compared to $0.77 million for the quarter ended September 30, 2024. Revenue from Managed services and support decreased by $0.19 million, or 12% to $1.37 million for the quarter ended September 30, 2025, as compared to $1.57 million for the quarter ended September 30, 2024. Revenue from Corporate and others increased by $0.06 million, or 99% to $0.13 million for the quarter ended September 30, 2025, as compared to $0.07 million for the quarter ended September 30, 2024.

Factors affecting revenues of Software Services, and Managed Services and Support

Our strategy is to achieve meaningful long-term revenue growth through sales of Managed Services and Support to existing and new clients within our target market. In order to increase our cross-selling opportunity between our operating segments and realize long time revenue growth, our focus has shifted more towards Managed Services and Support which is of recurring nature when compared to Software Services segment which is of non-recurring nature. This also helps in retaining existing customers by leveraging our Managed Services and Support and Platform Services as a growth agent. This renewed focus on driving demand for subscription and platform-based model will help us in expanding our customer base and enhance customer retention which is a challenge for our existing Software Services segment. Software Services contracts are driven by Time and Material and on-site employees delivering services at customers location.

Cost of Revenue

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

Software services	$1,667	$531	$1,136	214%
Managed services and support	1,092	1,117	(25)	(2)%
Corporate and others	112	43	69	160%
Cost of revenue	$2,871	$1,691	$1,180	70%

Cost of revenue from Software services increased by $1.13 million, or 214% to $1.66 million for the quarter ended September 30, 2025, as compared to $0.53 million for the quarter ended September 30, 2024. Cost of revenue from Managed Services and Support decreased by $0.02 million, or 2% to $1.09 million for the quarter ended September 30, 2025, as compared to $1.11 million for the quarter ended September 30, 2024. Cost of revenue from corporate and others increased by $0.07 million, or 160% to $0.11 million for the quarter ended September 30, 2025, as compared to $0.04 million for the quarter ended September 30, 2024.

Segment operating results by reportable segments were as follows:

Operating results by Operating Segment

Three months ended September 30, 2025
Particulars	Software Services	Managed Services	Corporate and others	Total
Revenue from customers	$1,977	$1,379	$133	$3,489
Cost of revenue	(1,667)	(1,092)	(112)	(2,871)
Segmental gross profit	$310	$287	$21	$618
Net loss	$(1,050)	$(662)	$(194)	$(1,906)

Due from related parties:

On January 1, 2025, the Company entered into a Master Service Agreement with Securekloud Technologies Inc. (“SKI”) and Securekloud Technologies Limited (“SKL). The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. As per the Master Services Agreement, SKI and SKL provide technical resources according to the statement of work from the Company.

In addition, on January 1, 2025, the Company entered into a Rental Sublease Agreement with Securekloud Technologies Inc. (“SKI”), The initial term of the agreement between SKI and the principal lessor is twenty-four months, which is extendable based on mutual consent. As per the terms of the Rental Sublease Agreement, the cost incurred by SKI on behalf of the Company are settled at cost.

The balance outstanding from the affiliates as of September 30, 2025 is $3,502 as compared to $497 as of December 31, 2024. The balance as at September 30, 2025 is unsecured, non-interest bearing and is expected to be settled within six months from the balance sheet date, as outlined below

-	SecureKloud Technologies Limited(*) (public company in India) balance outstanding as of September 30, 2025 is $3,287 (including the balance previously owed by SecureKloud Technologies Inc.) as compared to nil as of December 31, 2024,

-	SecureKloud Technologies, Inc.,(*) balance outstanding as of September 30, 2025 is nil as compared to $497 as of December 31, 2024, and

-	Blockedge Technologies, Inc., balance outstanding as of September 30, 2025 is $215 as compared to nil as of December 31, 2024

(*)	During the period ended September 30, 2025, the Company, together with SecureKloud Technologies Limited and SecureKloud Technologies, Inc., entered into a tripartite agreement, pursuant to which, SecureKloud Technologies Limited took over the contractual obligations, outstanding balance and transactions between the Company and SecureKloud Technologies, Inc. Accordingly, the balance receivable from SecureKloud Technologies Inc., has since been novated to SecureKloud Technologies, Limited as of the effective date of the novation.

Related party transactions:

Following are the transactions with the above related parties during the period:

Related Parties	Nature of transactions	Quarter ended September 30, 2025	Quarter ended September 30, 2024	Nine-months ended September 30, 2025	Nine-months ended September 30, 2024
SecureKloud Technologies Limited, India	Services received	$470	-	$1,945	-
	Amounts advanced	$525	-	$2,793	-
SecureKloud Technologies, Inc.	Services received	-	$547	$269	$2,793
	Amounts advanced	-	$184	$1,666	$2,489
	Services rendered	-	-	$138	-
	Amounts collected	$27	-	$407	-
	Rent expenses paid	$90	$34	$135	$101
Blockedge Technologies, Inc.	Services received	$40	-	$70	-
	Amounts advanced	$140	-	$285	-
	Revenue	$9	-	$9	-
	Accounts receivable	$9	-	$9	-
Key management personnel	Remuneration	$133	$70	$385	$209

Liquidity and Capital Resources

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the company’s liquidity position. A good current ratio is between 1.2 to 2, which means that a business has upto 2 times more current assets than liabilities to covers its debts. The Company’s current ratio, as at September 30, 2025 is 1.13 compared to 0.22 as at December 31, 2024.

The Company’s current debt equity ratio, as at September 30, 2025 financial statement is 0.14, compared to (0.10) as at December 31, 2024.

The Company does not have inventory and hence the quick ratio is the same as the current ratio.

Sources of Liquidity

	As of September 30, 2025	As of September 30, 2024

Cash and cash equivalents	$1,629	$28

As of September 30, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $1.63 million. We have financed our operations primarily through financing activity and operating cash flows. We believe our existing cash and cash equivalents generated from operations will be sufficient to meet our working capital over the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the expansion of sales and marketing activities and the ongoing investments in platform development.

Cash Flows

The following table presents a summary of our consolidated cash flows provided by / (used in) operating, investing, and financing activities for the periods indicated:

	As of September 30, 2025	As of September 30, 2024

Cash flows used in operating activities	$(9,689)	$(33)
Cash flows used in investing activities	(1,289)	—
Cash flows provided by / (used in) financing activities	12,587	(1,174)
Net increase / (decrease) in cash and cash equivalents	$1,609	$(1,206)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025, was $(9.69) million compared to $(0.03) million for the nine months ended September 30, 2024.

Investing Activities

Net cash used in investing activities was $(1.29) million for the nine months ended September 30, 2025 mainly representing partial payment of the acquisition cost (see note 3.3), compared to nil for the nine months ended September 30, 2024.

Financing Activities

Cash inflow from financing activities was $12.58 million for the nine months ended September 30, 2025, compared to a net outflow of $(1.17) million for the nine months ended September 30, 2024.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Operating Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the nine months ended September 30, 2025, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.4	Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
3.5	Series A Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-259180, initially filed on August 30, 2021)
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.4	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on October 8, 2025)
4.5	Form of Advisor Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on October 8, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
10.3	Employment Agreement between Healthcare Triangle, Inc. and Ms. Sujatha Ramesh, dated March 18, 2025. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on March 24, 2025)
10.4	Employment Agreement between Healthcare Triangle, Inc. and Mr. David Ayanoglou, dated April 10, 2025. incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April 11, 2025)
10.5	Form of Warrant Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on October 8, 2025)
10.6	Asset and Stock Transfer Agreement, dated June 16, 2025, by and among Healthcare Triangle, Inc., through its wholly owned subsidiary QuantumNexis Inc., and Niyama Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on June 23, 2025)
10.7	Amendment No. 1 to Asset Transfer Agreement, dated August 28, 2025, by and between Healthcare Triangle, Inc. and Niyama Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 29, 2025)
21.1*	List of Subsidiaries of the Company
31.1*	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Operating Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRIANGLE, INC.

Date: November 13, 2025	/s/ Sujatha Ramesh
Sujatha Ramesh
Board Director and Chief Operating Officer
(Principal executive officer)

Date: November 13, 2025	/s/ David Ayanoglou
David Ayanoglou
Chief Financial Officer
(Principal financial officer)