Form 10-K
period 2025-12-31
Healthcare Triangle, Inc.
filed 2026-04-15
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File Number: 001-40903

HEALTHCARE TRIANGLE, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3559776
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7901 Stoneridge Drive, Suite 210 Pleasanton, CA	94588
(Address of principal executive offices)	(Zip Code)

(925) 270-4812

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	HCTI	The Nasdaq Stock Market LLC

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $40,659,512 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025), based upon the closing sale price for the registrant’s common stock on that day as reported by The Nasdaq Capital Market. For purposes of this computation only, all executive officers and directors have been deemed affiliates.

As of April 15, 2026, 1,967,588 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words “believe,” “may,” “will,” “potentially,” “plan,” “could,” “should,” “predict,” “ongoing,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “seek,” or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading “Risk Factors” and in our publicly available filings and press releases. These statements include, among other things, those regarding:

●	our ability to continue to add new customers and increase sales to our existing customers;

●	our ability to develop new solutions and bring them to market in a timely manner;

●	our ability to timely and effectively scale and adapt our existing solutions;

●	our dependence on establishing and maintaining a strong brand;

●	the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;

●	system failures or capacity constraints

●	the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;

●	our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in technology and development, marketing and advertising, general and administrative and customer care expenses, and our ability to achieve and maintain future profitability;

●	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers’ lifetime spend;

●	our ability to provide high quality customer care;

●	the effects of increased competition in our markets and our ability to compete effectively;

●	our ability to grow internationally;

●	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

●	our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;

●	our ability to maintain our relationships with our partners;

●	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

●	our ability to maintain, protect and enhance our intellectual property;

●	our ability to maintain or improve our market share;

●	our ability to continue generating cashflows and to maintain sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

●	beliefs and objectives for future operations;

●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

●	economic and industry trends or trend analysis;

●	our ability to attract and retain qualified employees and key personnel;

●	anticipated income tax rates, tax estimates and tax standards;

●	interest and other embedded rate changes;

●	the future trading prices of our common stock;

●	our expectations regarding the outcome of any regulatory investigation or litigation;

●	the amount and timing of future repurchases of our common stock under any share repurchase program;

●	the potential impact of shareholder activism on our business and operations; and

●	the length and severity of pandemics and their impact on our business, customers and employees; as well as other statements regarding our future operations, financial condition, growth prospects and business strategies.

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

Unless expressly indicated or the context suggests otherwise, references to “Healthcare Triangle”, “HTI”, “HCTI”, “company”, “we”, “us” and “our” refer to Healthcare Triangle Inc. and its consolidated subsidiaries and joint ventures.

All references to the number of common shares and price per Common Stock have been adjusted to reflect the following:

-	one-for-two hundred forty-nine reverse stock split effective August 1, 2025; and

-	one-for-sixty reverse stock split effective February 10, 2026.

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

●	Competition with companies that have greater financial, technical, and marketing resources than we have could result in a loss of clients and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.

●	We are dependent on the continued availability of third-party hosting and transmission services. Loss of contractual relationship with operational issues with, or changes to the costs of, our third-party data center providers could harm our business, reputation, or results of operations.

●	If SecureKloud, a related party, ceases to provide us with services our business could suffer.

●	As a “controlled company” under the Nasdaq Marketplace Rules, we may choose to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

●	A significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation, and results of operations.

●	Defects or disruptions in our cloud software solutions could result in diminished demand for our platforms and services, a reduction in our revenues, and subject us to substantial liability.

●	We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan.

●	We may be unable to successfully introduce new products or services or fail to keep pace with advances in technology.

●	Our business depends in part on our ability to establish and maintain additional strategic relationships.

●	Our sales cycle can be lengthy and unpredictable, which may cause our revenue and operating results to fluctuate significantly.

●	Protection of certain intellectual property may be difficult and costly, and our inability to protect our intellectual property could reduce the value of our products and services.

●	We may be liable for infringing the intellectual property rights of others.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Our use of third-party open-source software could negatively affect our ability to offer our products and services through our platforms and subject us to possible litigation.

●	Any failure to protect our intellectual property that is not registered could impair our business.

●	Markets for our products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively in these markets.

●	Increased government involvement in healthcare could materially and adversely impact our business.

●	Consolidation in the healthcare industry could adversely impact our business, financial condition, and operating results.

●	We are subject to numerous regulatory requirements of the healthcare industry and is susceptible to a changing regulatory environment.

●	We may be directly and indirectly liable for its client’s non-compliance with laws and regulations addressing Electronic Health Records.

●	We may be subject to liability as a result of a failure or a perceived failure to comply with laws and regulations governing approval and reimbursement of claims by healthcare industry payers.

●	We may have to incur material expenses in order to accommodate its client’s interoperability requests dictated by interoperability standards of exchange of health information.

●	We may not see the benefits from government funding programs initiated to accelerate the adoption and utilization of health information technology.

●	We may be subject to false or fraudulent claim laws.

●	The market for our data analysis systems and software solutions is new and unproven and may not grow.

●	If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

●	Series A Preferred Stock with super voting rights allow the holder to own approximately 96% of the cumulative voting rights and therefore puts them in a position to be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval.

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

We believe our principal competitive factors in our market include our technology capabilities, domain expertise, and on-demand customer support for companies to realize the benefits of modern cloud, data, and security architectures. There are several unique factors mentioned below that make HTI an attractive service provider for healthcare and Life Sciences companies:

●	Technology Platforms: our proprietary software platforms, CloudEz and DataEz, are leveraged by our healthcare and Life Sciences customers for cloud transformation, automation, data management, security and data governance, and clinical and non-clinical operations management. Our readabl.ai platform uses state-of-the-art public cloud artificial intelligence and machine learning to recognize and extract healthcare information from documents, faxes, and narrative reports.

●	Ziloy is an AI-powered mental wellness platform that delivers personalized mental health support through proprietary AI and GenAI-driven workflows. It provides guided self-care tools, insights, and tailored wellness programs to help individuals and organizations improve emotional well-being and build mental resilience.

●	Ezovion is a cloud-based hospital management platform that helps hospitals and clinics digitize their operations. It integrates patient records, appointments, billing, labs, pharmacy, EMR, teleconsultation, and analytics into a single system to improve operational efficiency and patient care. Built as a cloud-based SaaS platform, Ezovion enables connected healthcare with secure data exchange and intelligent insights for healthcare providers.

●	Technology Enabled Services: our ability to deliver world-class services in the areas of cloud technologies, data, AI/ML, security, compliance, governance and extend these capabilities with clinical and operational consultants that work across the healthcare industry to improve patient and consumer outcomes.

●	Expertise in Compliance: our compliance and validation experts enable us to implement Health Insurance Portability and Accountability Act (HIPAA) requirements in GxP regulated establishments; GxP encompasses a broad range of compliance-related activities such as Good Laboratory Practices (GLP), Good Clinical Practices (GCP), and Good Manufacturing Practices (GMP). HTI’s technology platforms CloudEz and DataEz are HITRUST self-certified. HTI also supports BAA (Business Associate Agreement) coverage for healthcare clients along with cloud providers and PCI-DSS standards.

●	Engagement and Flexibility: HTI’s ability to achieve customer operational objectives through our design and commercialization of innovative solutions with an outcome-based approach and prompt feedback.

●	Team Members: our world-class team of certified cloud architects and our unique expertise in large global pharmaceutical and biotech organizations and other participants of the healthcare industry.

●	Personal Approach to Customers: our strong relationship management and deep understanding of customer requirements enable us to continuously drive innovation. Our delivery methodology and automation-based approach give us the ability to respond to our customers’ needs and requirements rapidly.

●	Partnership with Industry Leaders: our established relationships with healthcare and Life Sciences teams of the public cloud providers, including Amazon Web Services (“AWS”), Google Cloud, Microsoft Azure Cloud, and EHR vendors such as MEDITECH and Epic Systems while engaging with our customers for overall success.

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

The majority of our revenue is generated by our full-time employees who provide Software Services and Managed Services and Support to our clients. Our Software Services include strategic advisory, implementation and development services, whereas Managed Services and Support include post implementation support and cloud hosting. Readabl.AI and Ezovion Healthcare Information Management Software are sold as our SaaS offerings on a subscription basis, which we expect will provide us with recurring revenues. We do not yet have enough information about our competition or customer acceptance of the proposed SaaS offerings to determine whether or not recurring subscription revenue will have a material impact on our revenue growth.

Background

We are led by a diverse, global, and talented team of data scientists, thought leaders, software developers, and subject matter experts who seek to understand our customers’ challenges and are dedicated to tackling these challenges. As of December 31, 2025, we had a total of 43 full-time employees, 15 part-time employees, and 26 sub-contractors. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access.

The Company is a born-on-the-cloud Premier Partner of AWS and an audited next generation MSP. We are a leading partner of Google Cloud and a Gold Cloud Partner of Microsoft Azure Cloud. HTI is currently one of the top tier Healthcare and Life Sciences competency partners of AWS among more than 130,000 partners in their global community of partners. The Company is also recognized as one of the top eight partners of Google Cloud Healthcare Interoperability Readiness Program. The Company has also established partnerships with Medical Information Technology, Inc. MEDITECH, Epic Systems, Splunk Inc., Snowflake Inc., Looker Inc. (acquired by Google), and other technology companies. The Company has several Fortune 500 clients in the Life Sciences industry and partners with many hospitals in their cloud transformation journey. We conduct our business directly with hospitals and other healthcare providers. Our Healthcare IT services include systems selection, EHR implementation, post-implementation support to manage EHRs, legacy support, optimization, training, and creation of efficient EHR systems, and improvement of clinical outcomes for hospitals.

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

The US healthcare cloud transformation services market is expected to grow to $35.8 billion by 2034 with 11.5% CAGR during the period 2026 to 2034 as per IMARC Group (1). SkyQuest business report estimates that the global market for healthcare data science and analytics will be $266.03 billion by 2034 with a CAGR of 25.6% (2). The US healthcare IT services market is estimated to be $388.99 billion by 2030 with a CAGR 15.46% as per Grand View Research (3). The artificial intelligence in the healthcare market valued $ 317.1 billion in 2032 with a CAGR of 37.1% as per Global Market Insights (4).

Based on the market trends in cloud transformation, healthcare data science and analytics, healthcare IT services, and medical document management, we believe our CloudEz, DataEz, Readabl.AI, Ziloy.AI and Ezovion platforms are well positioned to capture significant market opportunities. As customers increasingly adopt digital technologies, AI powered analytics, digital health solutions, Hospital Information Management Systems (HIMS), and digital mental wellness platforms, the acceleration toward digital health provides opportunities for Healthcare technology companies like HTI to transform the Healthcare and Life Sciences industry, creating substantial opportunities for innovative, scalable digital and cost-effective health solutions.

We believe the industry challenges and market dynamics described below are transforming the way data and analytics are used by healthcare organizations and provide us with a significant opportunity.

(1)	https://www.imarcgroup.com/united-states-healthcare-cloud-computing-market

(2)	https://www.skyquestt.com/report/healthcare-analytics-market

(3)	https://www.grandviewresearch.com/industry-analysis/us-healthcare-it-software-market-report

(4)	https://www.gminsights.com/industry-analysis/healthcare-artificial-intelligence-market

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

DataEz: Data Lake Management, Analytics & Data Science platform architecture diagram

Readabl.AI

Despite significant investments in electronic health records, paper-based and other forms of unstructured data such as faxes and clinical reports continue to be widely used to share patient information. Many healthcare providers still rely on legacy communication methods, which creates challenges in efficiently managing, processing, and integrating clinical data. This ongoing reliance on unstructured and paper-based information highlights the need for advanced digital solutions that can accurately capture, interpret, and integrate medical data into modern healthcare systems.

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

Ziloy.AI

Ziloy.AI, HTI’s AI-powered mental wellness platform, is designed to support emotional well-being through personalized digital care. Leveraging proprietary artificial intelligence and generative AI technologies, the platform delivers integrative and personalized mental wellness programs through proprietary treatment algorithms, self-care tools, and data-driven insights. Ziloy.AI is intended to support individuals and organizations in improving mental health outcomes by providing scalable, accessible, and proactive mental wellness solutions through a secure digital platform.

The platform adopts a multidisciplinary and integrative treatment approach that combines modern Ayurvedic psychiatry, clinical psychology, psychotherapy, nutrition guidance, and therapeutic practices such as yoga and mindfulness to address both symptoms and underlying root causes of mental health conditions. Personalized treatment algorithms are developed by the clinical teams and may include therapy sessions, lifestyle interventions, digital self-care tools, and ongoing progress monitoring delivered through a secure, cloud-based environment. This technology-enabled model is designed to expand access to mental health care while supporting improved patient outcomes and long-term emotional well-being.

Ezovion Healthcare Information Management Systems (HIMS)

Ezovion is HTI’s cloud-based Healthcare Information Management System (HIMS) designed to help hospitals, clinics, and healthcare providers digitize their clinical, administrative, and financial operations through an integrated platform. The system supports patient registration, appointment management, electronic health records (EHR), laboratory and pharmacy management, billing, inventory, and revenue cycle management through an integrated workflow. Ezovion also provides capabilities such as telehealth, analytics, patient engagement tools, and interoperability standards to enable secure data exchange across healthcare systems. The platform is designed to improve operational efficiency, streamline clinical workflows, and support data-driven decision-making for healthcare providers.

The platform is modular and scalable that can be deployed across hospitals, specialty clinics, diagnostic centers, and multi-facility healthcare networks. The system supports interoperability with third-party healthcare applications and medical devices and is built on a secure cloud-based architecture that enables centralized data management, reporting, and analytics. By integrating clinical, operational, and financial information into a unified digital environment, Ezovion enables healthcare organizations to enhance care coordination, improve regulatory compliance, and optimize operational performance.

Cloud IT Services

Cloud IT is a service that we provide that incorporates several of our existing technological platforms. Below are several of the benefits of our Cloud IT service:

1.	Multi-Cloud Advisory: Our certified public cloud architects and engineers are highly experienced and successful in providing end-to-end cloud advisory and deployment services. Our expert team of cloud certified professionals develops and deploys complex applications onto public, private, and hybrid clouds. In addition, we have a proven track record of migrating various IT infrastructures into cloud technologies, enabling healthcare organizations to attain their business goals. We help our customers analyze and identify suitable cloud options for their IT enterprise by clearly defining strategies of the cloud and the roadmap for its transformation. Our experts create secure, scalable, innovative, and robust cloud solutions that address the requirements of healthcare organizations by performing a detailed evaluation of technical compatibility and business objectives.

2.	DevOps as a Service: Cloud DevOps, often also referred to as DevSecOps given the criticality of security of the cloud, is the IT methodology through which enterprises migrate and manage their platforms and solutions in a continuous fashion on the cloud. Healthcare enterprise IT leadership can rely on HTI’s turnkey managed services, strategic advisory services, proven methodology, automation capabilities, and expertise to steadily migrate their IT assets to the cloud.

3.	Cloud Security Operations Centre (SOC): CloudEz comes with advanced AI/ML-enabled alerts and monitoring services over and across the enterprise cloud environment. By implementing automated BOTs, our operations center ensures our clients have a de-risked cloud environment by ensuring continuous security and regulatory compliance.

4.	Healthcare Cloud Backup and Disaster Recovery (BU/DR): Our cloud disaster recovery solution is a fully managed infrastructure solution that enables hospitals to host their DR instances on public cloud platforms such as AWS. Our solution specifically serves the MEDITECH market today. MEDITECH BU/DR solution will soon be available on AWS marketplace for healthcare customers.

5.	Ransomware Protection: We are taking a proactive role in educating and equipping rural hospitals, community hospitals, and large health systems with critical resources for improving their preparedness, prevention, detection, response, and recovery from ransomware incidents. Our service offerings include risk assessment, recommendations for most effective tools and processes, continuous monitoring of systems and backup and recovery plan.

Healthcare IT Services:

Healthcare IT is a separate service we provide primarily to hospitals and healthcare centers. Our healthcare IT services have been utilized by 100+ hospitals across the US. These services include EHR implementation and optimization, managed services, interoperability, data assessments and tools, and clinical and training consulting to improve clinical outcomes and the patient experience.

●	EHR Implementation and Optimization: HTI is among one of the few MEDITECH READY-certified implementation partners for MEDITECH, a leading EHR system vendor. This READY certification from MEDITECH enables HTI to provide hospital clients with their EHR implementations. We have worked with hundreds of MEDITECH customers and successfully implemented and optimized the MEDITECH platform. Additionally, HTI is one of approximately 15 partners among over 100+ firms tracked by Epic Systems Corporation, a leading provider of electronic health record (EHR) systems used by healthcare organizations worldwide that works with Epic on a regular basis to discuss synergies and client performances. Our implementation solution set specifically addresses mergers and acquisitions as well as community technology extensions. We have successfully enabled over 600 community physicians in over 100 locations through our community technology deployment services.

●	EHR Managed Services: Our end-to-end EHR managed services cover hospital-wide IT support including Tier 2/Tier 3 support, technical support, report writing, on-demand application support, Community Connect, and acquisition services. HTI addresses healthcare organizations’ growing frustrations, inefficiencies, and high provider turnover in the healthcare communities through training and support to prevent loss of additional clinical resources, downturns in patient service volume, and loss of significant revenue. HTI’s Epic team offers a monthly support plan that provides comprehensive flexibility. It gives “flex support” for clients, allowing for the division of necessary work hours across different Epic resources and applications. Since the pandemic started, more hospitals and health systems are slowly making the transition to cloud platforms to host their EHRs and information systems to offer real-time data insights and more storage solutions. HTI sees this as an opportunity to provide EHR-as-a-service capabilities in real-time for hospitals on public cloud platforms.

●	Interoperability Assessments and Services: HTI is recognized as one of the top eight partners of the Google Cloud Healthcare Interoperability Readiness Program. Our services enable health systems to understand their readiness to meet CURES act requirements and develop and execute a roadmap across technology platforms utilizing HL7’s (Health Level Seven International provides standards and solutions to empower global health data interoperability) and FHIR (Fast Healthcare Interoperability Resources) standards.

●	Data Assessment and Toolsets: healthcare clients also approach us to build two-way data applications for quick and seamless communication with patients and to perform predictive analytics based on prior outcomes and readings from monitoring devices. We offer self-cataloguing data lakes and automated data quality check solutions. These cutting-edge solutions consist of a public cloud-based data lake where the data from various devices and sensors are ingested and stored through automated provisioning, and a scalable dashboard that is capable of monitoring hundreds of thousands of patients at a time based on the cloud-stored data.

●	Clinical and Training Consulting: HTI also provides clinical and operational consultants to healthcare organizations to support the improvement of their business, clinical, and patient outcomes and experience.

Corporate Information

Our principal executive office is located at 7901 Stoneridge Drive, Suite 210, Pleasanton, CA 94588, while our satellite lease office is located at 666 Plainsboro Road, Suite 448, Plainsboro, NJ 08536. Our telephone number is (925) 270-4812. Our website address is https://www.healthcaretriangle.com/. The information on our website or that may be accessed by links on our website is not incorporated by reference into this Form 10-K. We make available, free of charge and through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission.

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

SecureKloud could cease to provide us with services and as a result, our business could suffer.

SecureKloud, an affiliate of the Company, provides us with essential services, including software development, infrastructure development, sales support, recruitment and immigration support, project coordination, human resources and operation support and management/advisory services. Although we pay SecureKloud for these services at what we believe are market rates and were negotiated in good faith on an arms-length basis, if we became aware in the future of third parties that could provide such services on terms more favorable than SecureKloud, it may create delivery risk on some of our existing projects. Also, if SecureKloud was no longer able to provide us these services, we may be forced to obtain them from third parties on terms that are less favorable. If SecureKloud is unable to provide us services it now provides, such events could have a material adverse effect on our business and financial condition.

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

In recent years, the frequency, severity, and sophistication of cyber-attacks, computer malware, viruses, social engineering, and other intentional misconduct by computer hackers have significantly increased, and government agencies and security experts have warned about the growing risks of hackers, cybercriminals, and other potential attackers targeting information technology systems. Such third parties could attempt to gain entry into our systems for the purpose of stealing data or disrupting the systems. In addition, our security measures may also be breached due to employee error, malfeasance, system errors, or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information to gain access to the data contained on our platforms, including patient information.

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

Since we were founded, we have experienced rapid growth and expansion of our operations. Our revenues, customer base, product and service offerings, countries of operation, facilities, and computing infrastructure requirements have all increased substantially, and we expect them to continue to grow in the future. We have also experienced rapid growth in our employee base. As we continue to expand, both organically and through acquisitions, we must effectively integrate, develop, and motivate an increasing number of employees, which includes a growing number of our workforce that operates in flexible or remote work environments, while executing our growth plan and maintaining the beneficial aspects of our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to attract and retain highly qualified employees and to achieve our business objectives.

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

Historically, our revenue has been concentrated among a small number of customers. During the fiscal year ended December 31, 2025, our top customer and our top five customers accounted for 20% and 58% of our revenue, respectively. As a result, the loss of one or more of these customers could materially reduce our revenue, harm our results of operations, and limit our growth.

	For The Year Ended December 31,
	2025		2024
	Amount (In ‘000)	% of Revenue	Amount (In ‘000)	% of Revenue
Customer 1	$2,718	20%	$1,945	17%
Customer 2	2,568	18%	1,911	16%
Customer 3	1,347	10%	1,233	11%
Customer 4	852	6%	877	7%
Customer 5	$548	4%	$847	7%

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

Finally, to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business, and could cause the market price of our common stock to decline. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and our business.

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

We have incorporated, and may in the future incorporate, third-party open-source software in our technologies. Open-source software is generally licensed by its authors or other third parties under open-source licenses. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and requesting compliance with the open-source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Some open-source software licenses require end-users who use, distribute or make available across a network software and services that include open-source software to offer to the public aspects of the technology that incorporates the open-source software for no cost, make publicly available source code (which in some circumstances could include valuable proprietary code) for modifications or derivative works created based upon incorporating or using the open-source software and/or to license such modifications or derivative works under the terms of the particular open source license. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release or license the source code of our proprietary software to the public. Additionally, if a third-party software provider has incorporated open-source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. While we use tools designed to help us monitor and comply with the licenses of third-party open-source software and protect our valuable proprietary source code, we may inadvertently use third-party open-source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open-source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open-source software. If we were to receive a claim of non-compliance with the terms of any of these open-source licenses, we may be required to publicly release certain portions of our proprietary source code, expend substantial time and resources to re-engineer some of our software, or pay damages, settlement fees or a royalty to use certain open-source software. Any of the foregoing could disrupt and harm our business.

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

Although we rely on copyright laws to protect the works of authorship (including software) created by us, we do not register the copyrights in any of our copyrightable works. Copyrights of U.S. origin must be registered before the copyright owner may bring an infringement suit in the United States. Furthermore, if a copyright of U.S. origin is not registered within three months of publication of the underlying work, the copyright owner may be precluded from seeking statutory damages or attorney’s fees in any United States enforcement action and may be limited to seeking actual damages and lost profits. Accordingly, if one of our unregistered copyrights of U.S. origin is infringed by a third party, we will need to register the copyright before we can file an infringement suit in the United States, and our remedies in any such infringement suit may be limited.

We are subject to numerous privacy and data security laws and related contractual requirements and our failure to comply with those obligations could cause us significant harm.

In the normal course of our business, we collect, process, use and disclose information about individuals, including protected health information and other patient data, as well as information relating to health professionals and our employees. The collection, processing, use, disclosure, disposal, and protection of such information is highly regulated both in the United States and other jurisdictions, including but not limited to, under HIPAA, as amended by HITECH; U.S. state privacy, security, and breach notification and healthcare information laws; the European Union’s GDPR; and other European privacy laws as well as privacy laws being adopted in other regions around the world. These laws and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. In addition, our collection, processing, use, disclosure, and protection of information are subject to related contractual requirements. Compliance with such laws and related contractual requirements may require changes to our collection, use, transfer, disclosure, or other processing of information about individuals, and may thereby increase compliance costs. Failure to comply with such laws and/or related contractual obligations could result in regulatory enforcement or claims against us for breach of contract or may lead third parties to terminate their contracts with us and/or choose not to work with us in the future. Should this occur, there could be a material adverse effect on our reputation, business, financial condition, and results of operations.

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

The GDPR became enforceable on May 25, 2018. The GDPR regulates our processing of personal data and imposes stringent requirements. The GDPR includes sanctions for violations up to the greater of €20 million or 4.0% of worldwide gross annual revenue and applies to services providers such as us. In addition, from the beginning of 2021(when the transitional period following Brexit expires), we will have to comply with the GDPR and also the UK GDPR, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example how data transfers between EU member states and the United Kingdom will be treated and the role of the Information Commissioner’s Office following the end of the transitional period. These changes will lead to additional costs and increase our overall risk exposure.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, e.g., on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and a potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances; this has created uncertainty. At the moment we have not implemented any Privacy Shield procedures or certifications. We also currently rely on the standard contractual clauses to transfer personal data outside the EEA, including to the United States. It may subject us to a lawsuit of a European Union citizen, if we inadvertently process their personally identifiable information.

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

The ability of our clients to comply with laws and regulations while using our software platforms and solutions could affect the marketability of our products or our compliance with our client contracts or even expose us to direct liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations. Because our business relationships with doctors, hospitals, and Life Sciences clients are unique and the healthcare IT industry (as a whole) is. to a certain extent, in its incipient stage, the application of many state and federal regulations to our business operations and to our clients may be uncertain.

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

We believe our future success will depend in large part on establishing and growing a market for our systems infrastructure and that are able to provide operational intelligence, particularly designed to collect and index machine data. Our systems infrastructure is designed to address interoperability challenges across the healthcare continuum. It integrates big data with real-time resources and applies machine learning algorithms to inform and optimize treatment decisions. In order to grow our business, we intend to expand the functionality of our offering to increase its acceptance and use by the broader market. In particular, our systems infrastructure is targeted at those in the healthcare continuum that are transitioning from fee-for-service to a value-based reimbursement model. While we believe this to be the current trend in healthcare, this trend may not continue in the future. Our systems infrastructure is less effective with a traditional fee-for-service model and if there is a reversion in the industry towards fee-for-service, or a shift to another model, we would need to update our offerings, and we may not be able to do so effectively or at all. It is difficult to predict client adoption and renewal rates, client demand for our software, the size and growth rate of the market for our solutions, the entry of competitive products, or the success of existing competitive products. Many of our potential clients may already be a party to existing agreements for competing offerings that may have lengthy terms or onerous termination provisions, and they may have already made substantial investments into those platforms which would result in high switching costs. Any expansion in our market depends on several factors, including the cost, performance, and perceived value associated with such operating system and software applications particularly considering the shifting market dynamics. Although we have experienced rapid adoption of our systems infrastructure and software solutions, the rate may slow or decline in the future, which would harm our business and operating results. In addition, while many large hospital systems and payers use our solutions, many of these entities use only certain of our offerings, and we may not be successful in driving broader adoption of our solutions among these existing users, which would limit our revenue growth.

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

One shareholder owns over 96% of our voting rights and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval. As a result, that shareholder has control over all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, the approval of any business combination, and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders, including public stockholders like you.

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

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the SOX, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this prospectus, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

HCTI employs a multilayer approach to addressing cybersecurity risk based on the National Institute of Standards and Technology (NIST) framework. It has established a dedicated cybersecurity team that utilizes internal and external assessments, automated monitoring tools, and input from public and private partners to identify potential cyber threats. External third-party security firms are engaged to assist with cybersecurity risk assessments, penetration testing and system security analysis. HCTI’s cybersecurity team works in conjunction with the risk management, legal, finance, accounting, operations, and information technology areas to assess the risk these identified cybersecurity threats present to the organization. To ensure consistency, these cybersecurity risk assessments are incorporated into HCTI’s Enterprise Risk Management process, HCTI’s information technology leadership reviews the company’s enterprise risk management-level cybersecurity risks on a quarterly basis, and key cybersecurity risks are incorporated into HCTI’s enterprise risk management framework. Cybersecurity risks are managed and controlled through multiple overlapping layers of cybersecurity defenses that include:

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

Item 2. Properties

We lease and maintain our primary offices at 7901 Stoneridge Drive, Suite # 210 Pleasanton CA, USA 94588. We also have our satellite lease offices at 666 Plainsboro Road, Suite 448, Plainsboro, NJ 08536. We currently do not own any real estate.

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

Holders

As of April 15, 2026, there were 46 stockholders of record of our common stock, including Cede & Co., which houses numerous other holders of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities in 2025 or 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding our common stock that may be issued under the Plan(1):

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders (2)	2,710	$1,093	3,997,290
Total	2,710	$1,093	3,997,290

(1)	Our board of directors and shareholders have approved a total reserve of 4,000,000 shares for issuance under the Plan which represents 0.2% of the authorized common-stock equity on December 31, 2025.
(2)	The Plan permits grants of equity awards to employees, directors, consultants and other independent contractors.

We have not issued any options outside of the Plan.

Performance Graph

We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.

Transfer Agent

The transfer agent for the common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, telephone (212) 828-8436.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto, and the consolidated financial statements and the related notes thereto all included elsewhere in this report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, and in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”.

Overview

Healthcare Triangle, Inc. is a leading healthcare information technology company focused on advancing innovative, industry-transforming solutions in the areas of cloud services, data science, professional and managed services for the Healthcare and Life Sciences industry.

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after SecureKloud transferred its Life Sciences business to us. As of December 31, 2025, we had a total of 43 full-time employees, 15 part-time employees, and 26 sub-contractors. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in software development, regulatory science, and market access. During the year ended December 31, 2025, we generated revenues of approximately $13.9 million compared to $11.7 million for the year ended December 31, 2024, which represents an increase of $2.2 million or 19% compared to the previous year.

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

Our Business Model

The majority of our revenue is generated by our full-time employees and consultants who provide software services and Managed Services and Support to our clients in the Healthcare and Life Sciences industry. Our software services include strategic advisory, implementation, and development services, while our Managed Services and Support offerings include post-implementation support and cloud hosting.

Our proprietary platforms, including CloudEz, DataEz, Readabl.AI, Ziloy, and Ezovion, are available for deployment through our solution delivery model as well as through Software-as-a-Service (SaaS) offerings, and continue to be enhanced and upgraded on a regular basis to address evolving client needs and technological advancements.

While these platforms are commercially available, we are still in the early stages of scaling our SaaS offerings and do not yet have sufficient information regarding competitive dynamics or customer adoption to determine the extent to which subscription-based revenue will materially impact our overall revenue growth.

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

Subscription services adoption

The key factor to our success in generating substantial recurring subscription revenues in future will be our ability to effectively market and encourage new customers to adopt our Software-as-a-Service (SaaS) offerings. We are in the early stages of marketing our SaaS offerings such as DataEz, CloudEz and Readabl.AI, Ziloy and Ezovion, and do not yet have enough information about our competition or customer acceptance to determine whether or not recurring subscription revenue from these offerings will have a material impact on our overall revenue growth.

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

Components of Results of Operations

Revenues

We provide our services and manage our business under these operating segments:

●	Software Services

●	Managed Services and Support

●	Corporate and Others

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

Corporate and Others

This segment includes Corporate Head Office of the Company as well as the standard contracts for its Platform Services, however the statement of work contained in such contracts is unique for each customer. A typical Platform Services contract would provide for some or all of the following types of services being provided to the customer: Data Analytics, Backup and Recovery, through our Platform. The revenue from Platform services is a distinct performance obligation and recognized based on SSP. During the periods presented the Company generated revenue from Platform services on a fixed-price solutions delivery model. Revenues related to fixed-price contracts are recognized as the service is performed using the cost-to-cost method, under which the total value of revenues is recognized based on the percentage that each contract’s total labor cost to date bears to the total expected labor costs. The cost-to-cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information; such estimates and changes in estimates involve the use of judgment. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately, where appropriate.

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

Depreciation and amortization expenses

Our depreciation and amortization expense consists primarily of depreciation of fixed assets, amortization of Customer relationship and software costs, and amortization of IP technology and intangible assets. We expect our depreciation and amortization expense to increase as we expand our business organically and through acquisitions.

An impairment charge is recognized when the carrying value of an asset exceeds its estimated recoverable amount.

Other income / (expense), net

Other income / (expense), net, consists of finance cost and gains or losses on foreign currency.

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

Results of Operations

The following tables set forth selected Consolidated Statements of Operations and Comprehensive Loss data and such data as a percentage of total revenues for each of the periods indicated:

	Year Ended December 31,
	(Amounts in ‘000)
	2025	% of Sales	2024	% of Sales
Revenue	$13,891	100%	$11,696	100%
Less:
Cost of revenue (exclusive of depreciation /amortization)	12,001	86%	8,806	75%
Sales and marketing	3,084	22%	2,203	19%
General and administrative	7,337	53%	3,950	34%
Bad debt expense	17	0%	170	1%
Research and development	536	4%	429	4%
Depreciation and amortization	705	5%	889	8%
Other income	(857)	(6)%	(7)	0%
Changes in fair value	(41)	0%	-	0%
Forex loss	18	0%	-	0%
Interest expense	567	4%	1,213	10%
Income taxes	-	0%	12	0%
Net loss	$(9,476)	(68)%	$(5,969)	(51)%

Revenue from operations

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Net Revenue	$13,891	$11,696	2,195	19%

Revenue increased by $2.2 million, or 19% to $13.9 million for the year ended December 31, 2025 as compared to $11.7 million for the year ended December 31, 2024. Revenue from Software Services, Managed Services and Support and Corporate and Others revenue have increased in the current year.

Our top 5 customers accounted for 58% of revenue during the year ended December 31, 2025, and 58% during the year ended December 31, 2024, respectively.

The following table shows the breakdown of our revenues for the year ended December 31, 2025, and 2024 for each of our top 5 customers.

	Year Ended December 31,
	2025		2024
	Amount (In ‘000)	% of Revenue	Amount (In ‘000)	% of Revenue
Customer 1	$2,718	20%	$1,945	17%
Customer 2	2,568	18%	1,911	16%
Customer 3	1,347	10%	1,233	11%
Customer 4	852	6%	877	7%
Customer 5	$548	4%	$847	7%

The following table provides details of Customer 1 revenue by operating segments:

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Software services	$-	$98	$(98)	(100)%
Managed services and support	2,718	1,847	871	47%
Total Revenue	$2,718	$1,945	$773	40%

Revenue from Customer 1 increased by $0.8 million, or 40% to $2.7 million for the year ended December 31, 2025, as compared to $1.9 million for the year ended December 31, 2024. Software services decreased by $0.1 million, or 100 % to $0 for the year ended December 31, 2025, as compared to $0.1 million for the year ended December 31, 2024. Managed Services and Support revenue increased by $0.9 million, or 47% to $2.7 million for the year ended December 31, 2025, as compared to $1.8 million for the year ended December 31, 2024.

Cost of revenue (exclusive of depreciation /amortization)

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Cost of revenue (exclusive of depreciation /amortization)	$12,001	$8,806	$3,195	36%

Cost of revenue (exclusive of depreciation /amortization) increased by $3.2 million, or 36 % to $12 million for the year ended December 31, 2025, as compared to $8.8 million for the year ended December 31, 2024.

Gross margin

During the year ended December 31, 2025, the gross margin generated by the Company remained 13.6%, as compared to 24.7% during the year ended December 31, 2024. This is mainly due to the acquisition and onboarding of the SecureKloud contracts, which had been negotiated at lower margins prior to the acquisition. Going forward, all new contracts are being negotiated at higher margins, and as a result we expect future gross margins to increase materially over the next few quarters.

Sales and marketing

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Sales and marketing	$3,084	$2,203	$881	40%

Sales and marketing increased by $0.9 million, or 40% to $3 million for the year ended December 31, 2025, as compared to $2.2 million for the year ended December 31, 2024.

General and administrative

	Year Ended
	December 31,
	(In thousands)		Changes
	2025	2024	Amount	%
General and administrative	$7,337	$3,950	$3,387	86%

General and administrative increased by $3.4 million, or 86% to $7.3 million for the year ended December 31, 2025, as compared to $4 million for the year ended December 31, 2024.

Bad debt expense

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Bad debt expense	$17	$170	$(153)	(90)%

Bad debt expense decreased by $0.2 million, or 90% to $0.02 million for the year ended December 31, 2025, as compared to $0.2 million for the year ended December 31, 2024.

Research and development

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Research and development	$536	$429	$107	25%

Research and development increased by $0.1 million, or 25% to $0.5 million for the year ended December 31, 2025, as compared to $0.4 million for the year ended December 31, 2024.

Depreciation and amortization

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Depreciation and amortization	$705	$889	(184)	(21)%

Depreciation and amortization decreased by $0.2 million, or 21% to $0.7 million for the year ended December 31, 2025, as compared to $0.9 million for the year ended December 31, 2024.

Interest expense

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Interest expense	$567	$1,213	$(646)	(53)%

Interest expense decreased by 53% to $0.6 million for the year ended December 31, 2025, as compared to $1.2 million for the year ended December 31, 2024.

Other income

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Other income	$857	$7	$850	12,143%

Other income increased by 12,143% to $0.9 million for the year ended December 31, 2025, as compared to $0.01 million for the year ended December 31, 2024.

Provision for income taxes

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Provision for income taxes	$-	$12	$(12)	(100)%

Provision for income taxes decreased by 100% to $0 for the year ended December 31, 2025, as compared to $0.01 million for the year ended December 31, 2024.

Changes in fair value

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Changes in fair value	$41	$-	$41	100%

Changes in fair value remained $0.04 million for the year ended December 31, 2025, showing an increase of 100%, as compared to $0 for the year ended December 31, 2024.

Forex loss

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Forex loss	$(18)	$-	$(18)	(100)%

Forex loss increased by 100% to $0.02 million for the year ended December 31, 2025, as compared to $0 for the year ended December 31, 2024.

Revenue, Cost of Revenue and Operating Profit by Operating Segments

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Software services	$8,255	$4,692	$3,563	76%
Managed services and support	5,358	6,716	(1,358)	(20)%
Corporate & others	278	288	(10)	(3)%
Net revenue	$13,891	$11,696	$2,195	19%

We manage our business under three operating segments, which are Software Services, Managed Services and Support and Corporate & Others.

Revenue from Software Services increased by $3.6 million, or 76% to $8.3 million for the year ended December 31, 2025, as compared to $4.7 million for the year ended December 31, 2024. Revenue from Managed Services and Support decreased by $1.4 million, or 20% to $5.4 million for the year ended December 31, 2025, as compared to $6.7 million for the year ended December 31, 2024. Revenue from Corporate & Others decreased by $0.01 million, or 3% to $0.3 million for the year ended December 31, 2025, as compared to $0.3 million for the year ended December 31, 2024.

Factors affecting revenues of Software Services, Managed Services and Support and Corporate & Others

Our strategy is to achieve meaningful long-term revenue growth through sales of Managed Services and Support, and Corporate & Others, to existing and new clients within our target market. To increase cross-selling opportunities between our operating segments and support long-term revenue growth, our focus has shifted toward Managed Services and Support and Corporate & Others, which typically generate recurring revenue, compared to the Software Services segment, which is generally non-recurring in nature.

This strategic focus supports stronger client relationships and customer retention by leveraging our Managed Services and Support and Other offerings as ongoing value-added solutions. In addition, our emphasis on subscription-based, platform-driven delivery models is expected to help expand our customer base and improve customer retention, which can be more challenging in our traditional Software Services segment.

Our platforms, including CloudEz, DataEz, Readabl.AI, Ziloy, and Ezovion, are gaining increased market traction, which we expect will contribute to growth in revenue from platform services. To support this growth, we have made additional investments in Sales and Marketing as well as Research and Development to expand our Managed Services and Support and Corporate & Other offerings. We expect this trend to continue and to have a positive impact on our overall results of operations.

Cost of Revenue

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Software Services	$6,893	$3,962	$2,931	74%
Managed Services and Support	4,229	4,671	(442)	(9)%
Corporate & Others	879	173	706	408%
Cost of Revenue	$12,001	$8,806	$3,195	36%

Cost of Revenue from Software Services increased by $2.9 million, or 74% to $6.9 million for the year ended December 31, 2025, as compared to $4 million for the year ended December 31, 2024. Cost of Revenue from Managed Services and Support decreased by $0.4 million, or 9% to $4.2 million for the year ended December 31, 2025, as compared to $4.7 million for the year ended December 31, 2024. Cost of Revenue from Corporate & others increased by $0.7 million, or 408% to $0.9 million for the year ended December 31, 2025, as compared to $0.2 million for the year ended December 31, 2024.

Segment operating profits by reportable segment were as follows:

	For the Year ended December 31, 2025
Particulars	Software Services	Managed Services and Support	Corporate & Others	Total
Net revenue	$8,255	$5,358	$278	$13,891
Less:
Cost of revenue	(6,893)	(4,229)	(879)	(12,001)
Segment gross profit	1,362	1,129	(601)	1,890
Sales and marketing	(833)	(493)	(1,758)	(3,084)
General and administrative	(732)	(304)	(6,301)	(7,337)
Bad debts	-	-	(17)	(17)
Research and development	(222)	-	(314)	(536)
Segment operating profit/(loss)	$(425)	$332	$(8,991)	$(9,084)
Interest expense	-	-	(567)	(567)
Depreciation and amortization	(419)	(272)	(14)	(705)
Other income	-	-	857	857
Forex loss	-	-	(18)	(18)
Changes in fair value	-	-	41	41
Income/(Loss) before income tax	(844)	60	(8,692)	(9,476)
Income tax	-	-	-	-
Net income/(loss)	$(844)	$60	$(8,692)	$(9,476)

	For the Year ended December 31, 2024
Particulars	Software Services(*)	Managed Services and Support(*)	Corporate & Others(*), (1)	Total
Net Revenue	$4,692	$6,716	$288	$11,696
Less:				-
Cost of revenue	(3,962)	(4,671)	(173)	(8,806)
Segment gross profit	730	2,045	115	2,890
Sales and marketing	(505)	(722)	(976)	(2,203)
General and administrative	(195)	(279)	(3,476)	(3,950)
Bad debts			(170)	(170)
Research and development	-	-	(429)	(429)
Segment operating profit / (loss)	$30	$1,044	$(4,936)	$(3,862)
Interest expense	-	-	(1,213)	(1,213)
Depreciation and amortization	(356)	(511)	(22)	(889)
Other income	-	-	7	7
Income/(Loss) before income tax	(326)	533	(6,164)	(5,957)
Income tax	-	-	(12)	(12)
Net income/(loss)	$(326)	$533	$(6,176)	$(5,969)

(1)	formerly classified under Platform Segment.

(*)	Prior year figures have been reclassified for the purpose of comparison.

Liquidity and Capital Resources

	As of December 31,
	2025	2024
	(In ‘000)
Cash, cash equivalents and short-term investments	$7,625	$20
Total cash, cash equivalents and short-term investments	$7,625	$20

	For The Year Ended December 31,
	2025	2024
	(In ‘000)
Cash flows used in operating activities	$(16,523)	$(1,081)
Cash flows used in investing activities	(1,751)	-
Cash flows provided by/(used in) financing activities	25,879	(133)
Net increase/(decrease) in cash and cash equivalents	$7,605	$(1,214)

As of December 31, 2025, our principal sources of liquidity for working capital purposes were cash, cash equivalents and short-term investments totaling $7.6 million.

The Company incurred losses from operations of $9,789 and $4,751, negative operating cash flows of $16,523 and $1,081, and accumulated deficits of $42,999 and $33,571 for the years ended December 31, 2025 and 2024, respectively. Management evaluated these conditions and concluded that they have been sufficiently mitigated by the Company’s net assets of $9,944 (including cash and cash equivalents of $7,625) at December 31, 2025, and the gross proceeds of $9,825 raised through equity issuance subsequent to the year-end. Accordingly, management has concluded that the Company has sufficient resources to fund operations and meet its obligations as they become due for a period of at least twelve months from the date these consolidated financial statements are issued. Refer to Note 9 for further details.

The Company has historically financed its operations primarily through equity issuances, debt financings, and other capital raising transactions. Management is actively pursuing additional sources of liquidity and is focused on improving operating performance through revenue growth, expense management, and working capital optimization. The Company may also seek strategic alternatives or other financing arrangements to support its capital requirements.

There can be no assurance, however, that the Company will be able to obtain additional capital on acceptable terms, or at all, or that it will achieve sustainable positive cash flows from operations. Failure to obtain additional funding or achieve improved operating performance could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The higher the ratio, the better the Company’s liquidity position. A good current ratio is between 1.2 to 2, which means that a business has 2 times more current assets than liabilities to cover its debts. The Company’s current ratio, as of December 31, 2025, is 1.03 compared to 0.33 as of December 31, 2024.

The Company’s debt equity ratio, as of December 31, 2025, is 1.08, compared to (0.50) as on December 31, 2024. A debt-to-equity ratio below 1 means that a company has lower exposure to debts than equity.

The Company does not have inventory and hence the quick ratio is the same as the current ratio.

Sources of Liquidity

As of December 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $7.6 million. We have financed our operations primarily through financing activity and operating cash flows. We believe our existing cash and cash equivalents generated from operations will be sufficient to meet our routine working capital over the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, our ability to fund such capital requirements and in turn attract investors to invest in our business, the expansion of sales and marketing activities and the ongoing investments in platform development.

Operating Activities

Net cash used in operating activities was ($16.5) million and ($1.1) million respectively for the years ended December 31, 2025, and 2024.

Investing Activities

Net cash used in investing activities was ($1.8) million and $0 respectively for the years ended December 31, 2025, and 2024.

Financing Activities

Net cash generated from financing activities was $25.9 million and net cash used in financing activities was ($0.1) respectively for the years ended December 31, 2025, and 2024.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2025.

Item 8. Financial Statements and Supplementary Data

HEALTHCARE TRIANGLE, INC.

Audited Consolidated Financial Statements

December 31, 2025 and 2024

SRCO Professional Corporation

Chartered Professional Accountants

Licensed Public Accountants

Park Pla Corporate Centre

15 Wertheim Court, Suite 409

Richmond Hill, ON L4B 3H7, Canada

Tel: 905 882 9500 & 416 671 7292

Fax: 905 882 9580

Email: info@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Healthcare Triangle, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Healthcare Triangle, Inc. and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2025 Richmond Hill, Ontario, Canada April 13, 2026	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Healthcare Triangle, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Healthcare Triangle, Inc. (the Company) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The procedures performed included evaluation of the methods and assumptions used by the Company, tests of the data used and an evaluation of the findings. We evaluated and tested the Company’s significant judgments that determine revenue recognized by the Company

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

March 31, 2025

HEALTHCARE TRIANGLE INC

Consolidated Balance Sheets

		As of December 31,
	Note	2025	2024
		(In ‘000)
Assets
Current assets
Cash and cash equivalents		$7,625	$20
Accounts receivable, net	3.1	2,070	1,110
Other current assets	3.2	3,456	322
Total current assets		13,151	1,452
Furniture and equipment, net	3.4	5	12
Goodwill	3.3	2,946	-
Other intangible assets, net	3.3	2,808	-
Advances	3.5	3,826	497
Total assets		$22,736	$1,961

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable		$744	$2,539
Short-term borrowing	3.6	10,737	2,650
Other current liabilities	3.7	1,311	1,386
Contingent consideration	3.8	-	500
Total current liabilities		12,792	7,075

Stockholders’ equity (deficit)	3.10
Preferred stock, par value $0.00001; 10,000,000 authorized
Series A, Super Voting Preferred Stock - 20,000 and 6,000 shares (1,000 votes per share) issued and outstanding as of December 31, 2025, and December 31, 2024, respectively		-	-
Series B Convertible preferred stock, 107 and nil issued and outstanding as of December 31, 2025, and December 31, 2024, respectively		7,435	7,435
Common stock, par value $0.00001; 2,000,000,000 authorized, 142,426 and 380 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively		11	-
Non-controlling interest		(37)	-
Additional paid-in capital		45,534	21,022
Accumulated deficit		(42,999)	(33,571)
Total stockholders’ equity (deficit)		9,944	(5,114)
Total liabilities and stockholders’ equity		$22,736	$1,961

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Operations and Comprehensive Loss

		Years Ended
		December 31,
	Note	2025	2024(*)
		(In ‘000)
Net revenue		$13,891	$11,696
Cost of revenue (exclusive of depreciation and amortization shown separately below)		12,001	8,806
Gross margin		1,890	2,890
Operating expenses
Sales and marketing		3,084	2,203
General and administrative		7,337	3,950
Research and development		536	429
Bad debts expense		17	170
Depreciation and amortization	3.3, 3.4	705	889
Total operating expenses		11,679	7,641
Loss from operations		(9,789)	(4,751)
Other income		857	7
Changes in fair value	3.6	41	-
Forex loss		(18)	-
Interest expense		(567)	(1,213)
Loss before income tax		(9,476)	(5,957)
Provision for income tax		-	(12)
Net loss		$(9,476)	$(5,969)
Other comprehensive income/(loss)
Foreign currency translation gain		11	-
Deemed dividend		-	(7,435)
Comprehensive loss		$(9,465)	$(13,404)

Comprehensive loss attributable to:
Stockholders	5	$(9,428)	$(13,404)
Non-controlling interest	5	$(37)	$-

Net loss per common share - basic and diluted, attributable to:
Stockholders		$(152.3)	$(16,909.3)
Non-controlling interest		$(0.6)	$-

Weighted average shares outstanding used in per common share computations:
Basic and diluted		61,873	353

(*)	Prior year figures have been reclassified for the purpose of comparison

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts in ‘000)

	Preferred stock (Series A)		Preferred stock (Series B)		Common stock		Additional paid-in	Non- controlling	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	equity (deficit)
Balance as of December 31, 2024	6,000	$-	107	$7,435	380	$-	$21,022	$-	$(33,571)	$(5,114)
Net loss	-	-	-	-	-	-	-	(37)	(9,439)	(9,476)
Effects of exchange translation reserve	-	-	-	-	-	-	-	-	11	11
Shares issued for services	14,000	-	-	-	9	-	88	-	-	88
Common stock issued for cash	-	-	-	-	470	-	95	-	-	95
Prefunded warrants issued for cash	-	-	-	-	1,953	-	395	-	-	395
Series B (cashless warrants)	-	-	-	-	71,037	11	14,699	-	-	14,710
Expenses relating to funding	-	-	-	-	-	-	(1,523)	-	-	(1,523)
Shares issued for acquisition (contingent consideration)	-	-	-	-	40	-	400	-	-	400
Stock-based compensation	-	-	-	-	-	-	451	-	-	451
Warrants inducement	-	-	-	-	23,826	-	2,937	-	-	2,937
Expenses relating to warrants inducement	-	-	-	-	-	-	(231)	-	-	(231)
Shares issued for acquisition	-	-	-	-	23,135	-	4,594	-	-	4,594
Conversion of debt to equity	-	-	-	-	21,576	-	2,607	-	-	2,607

Balance as of December 31, 2025	20,000	$-	107	$7,435	142,426	$11	$45,534	$(37)	$(42,999)	$9,944

	Preferred stock (Series A)		Preferred stock (Series B)		Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance as of December 31, 2023	6,000	-	-	-	288	-	$26,211	$(27,602)	$(1,391)
Net loss	-	-	-	-	-	-	-	(5,969)	(5,969)
Shares issued for services	-	-	-	-	4	-	22	-	22
Shares issued for Cash	-	-	-	-	38	-	956	-	956
Conversion of Debt to Equity	-	-	-	-	50	-	1,181	-	1,181
Issuance of preferred stock in connection with acquisition of customer contracts from a common control entity	-	-	107	7,435	-	-	(7,435)	-	-
Issue of Options (ISO/NSO)	-	-	-	-	-	-	87	-	87

Balance as of December 31, 2024	6,000	-	107	$7,435	380	-	$21,022	$(33,571)	$(5,114)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE INC

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2025	2024
	(In ‘000)
Cash flows from operating activities
Net loss	$(9,476)	$(5,969)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	705	889
Bad debt expense	17	170
Amortization of debt discount	223	979
Conversion fees	-	56
Stock compensation expenses	451	87
Net unrealized exchange gain	(27)	-
Expenses settled through equity	393	22
Interest expense	567	-
Other income	(685)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(913)	2,315
Other current assets	(3,126)	502
Advances	(3,329)	(193)
Accounts payable and accrued expenses	(1,488)	593
Other current liabilities	265	(525)
Contingent consideration	(100)	-
Net cash used in operating activities	(16,523)	(1,081)

Cash flows from investing activities
Purchase of furniture and equipment	(6)	-
Acquisition of intangible assets	(1,498)	-
Increase in other non-current assets	(247)	-
Net cash used in investing activities	(1,751)	-

Cash flows from financing activities
Proceeds from / (Repayment of) short term borrowing	9,414	(1,089)
Proceeds from equity issuance	17,032	956
Interest paid	(567)	-
Net cash provided by financing activities	25,879	(133)
Net increase/(decrease) in cash and cash equivalents	7,605	(1,214)

Cash and cash equivalents
Cash and cash equivalents at the beginning of the year	20	1,234
Cash and cash equivalents at the end of the year	$7,625	$20

Supplementary disclosure of cash flows information
Interest	$-	$121
Income tax	-	12
Conversion of debt to common stock	2,607	1,181
Settlement of contingent consideration	400	-
Common stock issued for acquisition	4,595	-
Series A, super voting preferred stock	-	-
Issuance of Series B preferred stock in connection with acquisition of customer contracts from a common control entity	$-	$7,435

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1) Organization and Description of Business

Healthcare Triangle Inc. (“HTI” or “the Company”) was incorporated under the laws of the State of Nevada on October 29, 2019, and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (‘HCLS”) industry. On January 1, 2020, the Company acquired the Life Sciences Business of SecureKloud Technologies Inc. and on May 8, 2020, the Company acquired Cornerstone Advisors Group LLC (Healthcare Business) from SecureKloud.

The Company reinforces healthcare progress through breakthrough technology and extensive industry know-how. HTI support healthcare providers and payors, hospitals and Pharma/Life Sciences organizations in their effort to improve health outcomes by enabling the adoption of new technologies, data enlightenment, business agility and accelerate responding to immediate business needs and competitive threats. The highly regulated HCLS industry turn to HTI for expertise in digital transformation on the cloud, security and compliance, develops, data lifecycle management, healthcare interoperability, clinical and business performance optimization.

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

As an organization with the deep-rooted cloud expertise, HTI’s technology significantly relies on Big Data, Analytics, DevOps, Security/Compliance, Identity Access Management (IAM), Machine Learning (ML), Artificial Intelligence (AI), and Internet of Things (IoT).

Subsidiaries and Joint Operations

Devcool Inc. was incorporated under the laws of the State of California on September 25, 2016. Devcool Inc. solves complex technology problems and delivers innovation to healthcare industry. Devcool Inc. has successfully implemented projects for top Healthcare insurance companies and hospitals across the United States of America. On December 10, 2021, HTI entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Devcool, Go To Assistance Inc., a California corporation, and Mr. Sandeep Deokule, the then Chief Executive Officer of Devcool Inc. Pursuant to the Share Purchase Agreement, the Company acquired 5,000,000 shares of Devcool’s Class B Common Stock, par value $0.00001, which represented all the issued and outstanding capital stock of Devcool Inc.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

On June 16, 2025, Healthcare Triangle, Inc. through its wholly owned subsidiary QuantumNexis Inc., incorporated in 2025 under the laws of the State of California and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, South East Asia, and Europe (the “Seller”) entered into an Asset Transfer Agreement (the “Agreement”). Pursuant to the Agreement, QuantumNexis Inc. agreed to purchase from the Seller the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) the Seller’s 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - Hospital Information Systems SaaS Provider as Seller’s Equity (the “Transferred Equity”), as a whole and as a going concern in exchange for the Purchase Price (as defined in note 3.3). The acquisition had closing date of June 16, 2025.

Basis of Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of HTI and its wholly owned subsidiaries Devcool Inc., and QuantumNexis Inc., which also owns 100% voting interest of Ezovion Solutions Private Limited and 80% voting interest of QuantumNexis SDN. BHD. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated upon consolidation.

Liquidity and Financing

The Company incurred losses from operations of $9,789 and $4,751, negative operating cash flows of $16,523 and $1,081, and accumulated deficits of $42,999 and $33,571 for the years ended December 31, 2025 and 2024, respectively. Management evaluated these conditions and concluded that they have been sufficiently mitigated by the Company’s net assets of $9,944 (including cash and cash equivalents of $7,625) at December 31, 2025, and the gross proceeds of $9,825 raised through equity issuance subsequent to the year-end. Accordingly, management has concluded that the Company has sufficient resources to fund operations and meet its obligations as they become due for a period of at least twelve months from the date these consolidated financial statements are issued. Refer to Note 9 for further details.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (i) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of our IPO), (ii) the last day of the first fiscal year in which we have total annual gross revenue of less than $1.235 billion, (iii) the last day of the first fiscal year in which we are deemed to be a “large accelerated filer”, as defined in the rules under the Exchange Act, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and any reference herein to “emerging growth company” has the meaning ascribed to it in the JOBS Act.

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

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

2) Summary of Significant Accounting Policies

The accompanying consolidated statements of operations and comprehensive loss include expenses for certain functions performed by SecureKloud Limited, a related party. These expenses are based primarily on direct usage or other relevant allocations during the respective periods. We believe the assumptions underlying the accompanying consolidated financial statements, including the assumptions regarding these expenses from this related party, are reasonable. Actual results may differ from these expenses, assumptions and estimates.

Accounting Policy on Common Control Transactions

The preparation of financial statements is in conformity with GAAP, and specifically with ASC 805. As such, any assets acquired from non-arm’s length parties are recorded at their original carrying amounts.

Ultimately ASC 805-50-30-5 provides, “When accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. If the carrying amounts of the assets and liabilities transferred differ from the historical cost of the parent of the entities under common control, for example, because push down accounting had not been applied, then the financial statements of the receiving entity shall reflect the transferred assets and liabilities at the historical cost of the parent of the entities under common control.”

Use of Estimates

The preparation of financial statements is in conformity with GAAP which requires us to make estimates, judgments and assumptions that affect the financial statements and the notes thereto. These estimates are based on information available as of the date of the financial statements. On a regular basis, management evaluates these estimates and assumptions. Items subject to such estimates and assumptions include, but are not limited to:

●	the fair value of assets acquired, and liabilities assumed, including contingent consideration for business combinations

●	expected credit loss relating to accounts receivable

●	the fair value of convertible debt

●	the useful lives of furniture, equipment and intangible assets

●	the future cashflows associated with goodwill and intangible assets held

●	share-based compensation, including warrants

●	the collectability of advances

●	estimation of future cashflows to fund the Company’s operations

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

Segment Information

The management has chosen to organize the Company around differences in products and services and segregated the reporting segments as Software Services, Managed Services and Support, and Corporate & others.

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company defines the term CODM to be the Chief Financial Officer and Chief Operating Officer of the Company. The CODM along with the management team reviews the financial information presented on a segment basis as well as consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, the Company has determined that it operates in three distinct reportable operating segments, and all required financial segments information can be found in the consolidated financial statements. Additionally, assets and liabilities for reportable segments are not disclosed as such information is not regularly reviewed by the Company’s CODM.

Expenses included in segment operating profit consist principally of direct selling, delivery costs and research and development expenses. Certain Sales and Marketing expenses, General and Administrative expenses, depreciation, and amortization are allocated to individual segments in the ratio of respective segment revenue.

Revenue Recognition

We recognize revenues as we transfer control of deliverables (services, solutions, and platform) to our clients in an amount reflecting the consideration to which we expect to be entitled. To recognize revenues, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenues when a performance obligation is satisfied. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We apply judgment in determining the customer’s ability and intention to pay based on factors including historical payment experience, credit profile, and geographic and industry risk factors. For customers acquired through business combinations, collectability is assessed using the acquired entity’s collection history with those customers, supplemented by post-acquisition payment performance. A contract is recognized only where collectability of substantially all consideration is probable.

For performance obligations where control is transferred over time, revenues are recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the deliverables to be provided. Revenue is earned and recognized in the following segments:

A. Software Services

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

Contract modifications, such as extensions of statement of work duration or changes in resources and rates, are evaluated under ASC 606 and accounted for prospectively as a separate contract or modification of the existing contract, based on whether the modification adds distinct performance obligations at standalone selling prices.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

When the estimated costs to complete a performance obligation exceed the expected transaction price, the full amount of the anticipated loss is recognized immediately in the period in which the loss becomes probable and estimable.

Certain contracts include variable consideration such as rate adjustments, which is estimated using the most likely amount method and included in the transaction price only to the extent that a significant revenue reversal is not probable. Estimates are reassessed at each reporting date.

B. Managed Services and Support

The Company has standard contracts for its Managed Services and Support, however the statement of work contained in such contracts is unique for each customer. A typical Managed Services and Support contract would provide for some or all of the following types of services being provided to the customer: Cloud hosting, Continuous monitoring of applications, security and compliance and support.

Revenue from Managed services and support is a distinct performance obligation and recognized based on Standalone Selling Price (SSP), ratably on a straight-line basis over the period in which the services are rendered. Contract with customers includes subcontractor services or third-party cloud infrastructure services in certain integrated services arrangements. In these types of arrangements, revenue is recognized net of costs when the Company is acting as an agent between the customer and the vendor, and gross when the Company is the principal for the transaction. In doing so, the Company first evaluates whether it controls the platform or service before it is transferred to the customer. The Company considers whether it has the primary obligation to fulfil the contract, pricing discretion and other factors to determine whether it controls the platform or service and therefore is acting as principal or agent.

C. Corporate & Others

This segment includes Platform Services revenue alongside unallocated corporate head office costs. A typical Platform Services contract would provide for some or all of the following types of services being provided to the customer: Data Analytics, Backup and Recovery, through our Platform with contract terms unique to each customer. The Company delivers Platform Services through its proprietary platform. Where third-party technology or infrastructure is included in the arrangement, the Company evaluates whether it is acting as principal or agent based on whether it controls the service before transfer to the customer.

The revenue from Platform services is a distinct performance obligation and recognized based on SSP. During the periods presented the Company generated revenue from Platform services on a fixed-price solutions delivery model. Revenues related to fixed-price contracts are recognized as the service is performed using the cost-to-cost method, under which the total value of revenues is recognized based on the percentage that each contract’s total labor cost to date bears to the total expected labor costs. The cost-to-cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information; such estimates and changes in estimates involve the use of judgment. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized in full in the period in which the loss becomes probable and estimable.

Our contractual terms and conditions for revenue mandate that our services are documented and subject to inspection, testing at the time of delivery to customer. In addition, the Company needs to integrate seamlessly into the customers’ systems. Also, the customer has a right to cancel all, or part of the services rendered if it is not in accordance with statement of work and within the stipulated time.

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

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

Cash and Cash Equivalents

The Company considers all highly liquid investments (including money market funds) with original maturity at acquisition of three months or less to be cash equivalents. The Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Accounts Receivable

The Company extends credit to clients based upon the management’s assessment of their credit worth on an unsecured basis. Trade accounts receivables are stated at the amount the Company expects to collect and do not bear interest. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.

Recourse Credit Facility Arrangement

The Company and one of its subsidiaries use a recourse credit facility for obtaining advance funding against its accounts receivables. The maximum amount of advance available to the Company under the arrangement is $10,000 and the Company may be advanced upto 90% of the unpaid domestic outstanding accounts under the recourse agreement. The recourse obligation is recognized as a current liability at fair value, measured as the actual value of funds received, owing to the short nature of the advance, which is generally for a period of 90 days. The obligation is not offset against the accounts receivables. Interest expense charged on the amounts advanced to the Company is recognized as expense during the year. In case the amounts remain uncollectable after a period, the value of such receivables is adjusted from the future amounts advanced. No gain or loss is recognized as there is no transfer of receivables being a recourse arrangement.

Allowance for Doubtful Accounts (current expected credit loss)

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

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for business combinations using the acquisition method of accounting. The Company recognizes the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognizes any excess of the total consideration paid over the fair value of the identifiable net assets as goodwill. Any purchase price that is considered contingent consideration is measured at its estimated fair value at the acquisition date and remeasured at each reporting period, with changes in estimated fair value recorded in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Acquisition transaction costs are expensed when incurred. The operating results of an acquisition are included in the Company’s consolidated financial statements as of the acquisition date.

Goodwill represented the excess of the acquisition cost over the fair market value of the net assets acquired. All goodwill was allocated to the Niyama and Ezovion acquisition, as identified in note 3.3. The Company considers various qualitative factors that could indicate impairment of goodwill such as macroeconomic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment to compare the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, an impairment loss is recognized limited to the total amount of goodwill allocated to that reporting unit. A combination of the income approach and the market approach may be used to determine fair value of the reporting unit.

Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the date of effective control.

Valuation of Contingent Earn-out Consideration

Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of operations and comprehensive loss. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

Convertible Debt

The Company accounts for convertible debt instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 825, Financial Instruments, and ASC 820, Fair Value Measurement. Upon issuance of a convertible debt instrument, the Company evaluates the instrument to determine whether it should be classified as a liability or equity and whether any embedded features require separate accounting. This assessment includes evaluating whether the instrument is mandatorily redeemable or otherwise subject to liability classification under ASC 480 and whether embedded conversion features meet the definition of a derivative under ASC 815.

Convertible instruments that provide for settlement in a variable number of shares based on future stock prices generally do not meet the fixed-for-fixed criterion required for equity classification under ASC 815. When a conversion feature meets the definition of a derivative and does not qualify for the equity scope exception, it would otherwise require bifurcation and separate accounting at fair value through earnings.

The Company has elected the fair value option under ASC 825 for its convertible debt instruments at initial recognition. Upon election of the fair value option:

●	The entire hybrid instrument is measured at fair value,

●	Embedded derivatives are not bifurcated, and

●	Subsequent changes in fair value are recognized in earnings in the consolidated statements of operations and comprehensive loss. The fair value option election is irrevocable and is made on an instrument-by-instrument basis at initial recognition. The Company has elected the fair value option to eliminate the complexity of bifurcating embedded conversion features that would otherwise require separate derivative accounting.

Issuance costs associated with convertible debt instruments for which the fair value option has been elected are expensed as incurred and are not deferred or recorded as a reduction of the carrying amount of the liability.

Convertible debt measured at fair value is remeasured at each reporting date, with changes in fair value recognized in other income (expense). Upon conversion, the carrying amount of the liability (measured at fair value on the conversion date) is derecognized, and equity is recognized for the same amount. No gain or loss is recognized upon conversion when the instrument is measured at fair value.

The fair value of convertible debt instruments is determined in accordance with ASC 820. Fair value represents the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date.

Where the convertible instrument includes path-dependent or market-based conversion features, the Company uses valuation techniques such as Monte Carlo simulation models that incorporate significant unobservable inputs, including stock price volatility, expected term, risk-free interest rates, conversion discount provisions, floor price features, and assumptions regarding holder conversion behavior.

Because the valuation of these instruments requires the use of significant unobservable inputs, such instruments are classified within Level 3 of the fair value hierarchy.

The Company evaluates whether changes in fair value attributable to instrument-specific credit risk should be presented in other comprehensive income. Given that these instruments contain path-dependent conversion features whose fair value is inseparable from the credit component, the instrument-specific credit risk portion is not separately determinable and the entire change in fair value is recognized in earnings.

Fair Value Measurement

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

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

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

	December 31, 2025
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$7,625	—	—	$7,625

Financial liabilities:
2025 Convertible Notes(*) (refer note 3.6-B)	$—	$10,543	$—	$10,543

(*)	2025 Convertible Notes is part of Short-term borrowing.

	December 31, 2024
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$20	$—	$—	$20

Financial liabilities:
Accounts payable	$—	$2,539	$—	$2,539
Short-term borrowing	—	2,650	—	2,650
Contingent consideration	$—	$—	$500	$500

Earnings/(Loss) Per Share

Earnings/(Loss) per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common stocks outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether paid or not) and the dividends accumulated for the period on cumulative preferred stock (whether earned or not) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the dilutive potential common stocks had been issued during the period to reflect the potential dilution that could occur from common stocks issuable through contingent shares issuance arrangement, stock options or warrants. Potentially dilutive securities consist of common stock issuable upon the conversion of convertible debenture using the if-converted method and common stock issuable upon the vesting of non-vested shares or exercise of stock options and warrants using the treasury stock method. The number of potentially dilutive securities are calculated based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

Sales and Marketing Expenses

Sales and Marketing expenses for the years ended December 31, 2025, and 2024 were 3,084 and 2,203, of which advertisement expenses were $1,696 and $607 respectively.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and consultants in accordance with applicable accounting principles ASC-718, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on the grant date, fair value of the award, determined using the Black-Scholes option pricing model (refer to the stock compensation note 3.11 for the assumptions). For awards with graded vesting, the straight-line method is applied over the total requisite service period of the award. Compensation expense is recognized only for awards that ultimately vest. Non-employee awards are measured at grant date fair value using the same methodology applied to employee awards and are not subsequently remeasured, consistent with ASU 2018-07. Options forfeited are cancelled and added back to the available options pool. The Company accounts for forfeitures as they occur rather than estimating expected forfeitures at the grant date.

Pursuant to the approved “2020 Stock Incentive Plan” (the Plan), the Company reserved a maximum of 4,000,000 shares of the Company’s Common stock to be issued towards stock-based compensation.

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

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, trade receivables, and due from affiliates. Due from affiliates amounts are unsecured and are receivable from related parties. The credit worthiness of such related parties are assessed via ongoing monitoring of their financial condition and cashflows. Any deterioration is taken into consideration in assessing the risk of non-collectability of such balances. For accounts receivable, while there is a large customer base, credit risk associated with trade receivables is present due to the concentration of sales and account receivable with a few major customers. The Company monitors the credit worthiness of its customers through various factors, including review of their financial statements and other associated information. For the years ended December 31, 2025, and 2024, sales to five major customers accounted for approximately 58% and 58% of total revenue respectively. For the years ended December 31, 2025, and 2024, accounts receivable from five major customers accounted for approximately 54% and 72% of the total accounts receivable.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

Top Five Customers’ Revenue:

	For The Year Ended December 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Customer 1	$2,718	20%	$1,945	17%
Customer 2	2,568	18%	1,911	16%
Customer 3	1,347	10%	1,233	11%
Customer 4	852	6%	877	7%
Customer 5	$548	4%	$847	7%

Top Five Customers’ Accounts Receivable:

	As of December 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Customer 1	$457	20%	$362	32%
Customer 2	328	14%	138	12%
Customer 3	218	10%	109	10%
Customer 4	121	5%	106	9%
Customer 5	$120	5%	$102	9%

The Company maintains cash balances in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation up to $250,000 (valid through December 31, 2025) per institution.

As of December 31, 2025, and 2024, the Company had $6,503 and $0, respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

3) Notes to the Consolidated Financial Statements

3.1) Accounts Receivable, net

	As of December 31,
	2025	2024
Accounts receivable, gross	$2,272	$1,295
Less: Allowance for doubtful accounts (current expected credit loss)	(202)	(185)
Accounts receivable, net	$2,070	$1,110

As of December 31, 2025, the Company remeasured its allowance for current expected credit loss to $202, showing a net increase of $17 from the balance as of December 31, 2024.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

Current Expected Credit Loss movement* as follows:

	As at December 31,
	2025	2024
Opening balance	$185	$222
Provision/(Reversal) for the year	17	(37)
Closing balance	$202	$185

*	Amount collected during the years ended December 31, 2025, and 2024, was $117 and nil respectively.

3.2) Other current assets

	As of December 31,
	2025	2024
Prepaid expenses	$267	$262
Advance to Teyame(1)	3,000	-
Project work-in-progress	3	2	*
Others	186	58	*
Total	$3,456	$322

*	Prior year figures have been reclassified for the purpose of comparison
(1)	On December 3, 2025, the Company entered into an Advance Agreement with Teyame AI LLC in connection with the proposed acquisition of 100% of the equity interests of Teyame 360 S.L. and Datono Medicion S.L. Pursuant to the agreement, the Company paid an advance of $3,000 in cash on December 8, 2025, which will be applied against the cash consideration payable at closing under the definitive purchase agreement. In the event the transaction does not close due to a delay attributable to the Company, the seller is entitled to retain $500, with the remaining $2,500 being refundable to the Company. See also note 9, Subsequent Events.

3.3) Goodwill and Other Intangibles, net

		As of December 31,
		2025	2024
Goodwill	(see ‘A’ below)	$2,946	$-

Other intangible assets, net	(see ‘B’ below)	$2,808	$-

Niyama Acquisition

On June 16, 2025 (the “Acquisition Date”), Healthcare Triangle, Inc. (the “Company”) completed the acquisition of (i) the Niyama mental health SaaS platform (the “Platform”) and related assets and (ii) 100% of the equity interests of Ezovion Solutions Private Limited (“Ezovion”) (collectively, the “Acquisition”). The Company evaluated each component of the Acquisition under ASC 805-10-55. The Niyama platform asset transfer was assessed under the concentration and substantive process tests and determined to constitute a business, as the acquired set includes an organized workforce, active customer contracts, and substantive processes integral to platform delivery. Ezovion, as an actively operating revenue-generating entity, independently meets the definition of a business. Accordingly, the combined Acquisition has been accounted for as a single business combination under ASC 805.

Ezovion is a privately held India-based technology services company with active revenue-generating operations at the Acquisition Date. The Niyama platform is a fully developed mental health SaaS solution designed to complement the Company’s existing healthcare technology offerings.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

The results of operations of Ezovion have been included in the Company’s consolidated financial statements beginning June 16, 2025. The revenue and net loss contribution since the date of acquisition until December 31, 2025, is less than 0.5% of the consolidated revenue and net loss of the Company.

Consideration Transferred

The total fair value of consideration transferred on the Acquisition Date was approximately $6,095, consisting of the following:

●	Cash paid at closing and within 120 days after closing: $1,494

●	Fair value of equity consideration (1,388,041 pre-reverse-split restricted common shares issued): $4,601

●	Fair value of contingent consideration (earn-out): $0

The deferred cash payment was discounted to present value using a market-based discount rate. The earn-out has been provisionally valued at nil based on initial probability-weighted revenue forecasts. This amount is subject to revision within the measurement period ending June 16, 2026, as management finalizes its assessment of the earn-out targets and market-based inputs.

Purchase Price Allocation

The Company allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. The valuation was performed with the assistance of an independent third-party valuation specialist, using Multi Period Excess Earnings Method, and Royalty Relief Method. The weighted average cost of capital was estimated at 17.26%. The allocation of the purchase price is as follows:

As of the Acquisition Date (June 16, 2025)
Tangible assets acquired:
Cash and cash equivalents		$0
Accounts receivable, net		54
Other current assets		8
Total tangible assets	(a)	$62
Liabilities assumed:
Accounts payable		$10
Other current liabilities		11
Notes payable		131
Total liabilities assumed	(b)	$152
Net liabilities assumed	(c = a – b)	$(90)

Identifiable intangible assets
Trade name / trademark		$81
Developed technology (IP)		3,158
Total identifiable intangible assets	(d)	$3,239
Goodwill	(e)	$2,946
Total net assets acquired	(c + d + e)	$6,095

The purchase price allocation reflects management’s estimates of fair value as of the Acquisition Date.

Identifiable Intangible Assets

The identifiable intangible assets primarily consist of developed technology related to the Niyama platform and trade name assets. The developed technology represents a fully developed SaaS solution capable of commercial deployment.

These intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 years. Amortization expense related to the acquired intangible assets was recognized beginning on the Acquisition Date.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

Contingent Consideration

The Acquisition includes a cash-settled earn-out with a contractual maximum payment of $1,200, contingent upon the achievement of future revenue and EBITDA targets.

The contingent consideration liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

At the Acquisition date and at year-end, the present fair value of the contingent consideration was estimated to be $0 using a probability-weighted option pricing methodology, discounted for the time value of money. As such, no contingent consideration has been recognized in these financial statements as of December 31, 2025.

Acquisition-Related Costs

Acquisition-related transaction costs were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

A. Goodwill

Goodwill represents the excess of consideration transferred over the fair value of identifiable net assets acquired and is primarily attributable to:

●	Expected synergies from integrating the acquired Platform with Ezovion’s operational capabilities and the Company’s broader service offerings;

●	The assembled workforce; and

●	Anticipated future growth opportunities.

Goodwill is tested for impairment at least annually, or more frequently if indicators of impairment arise. No impairment indicator existed as at the balance sheet date and accordingly no impairment expense was recognized for the year ended December 31, 2025. As the Company is in accumulated losses, there is no tax impact on these financial statements.

B. Other Intangible Assets, net

		December 31, 2025				December 31, 2024
	Useful	Gross	Amortization		Net	Gross		Net
	life	Carrying	expense for	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	the year	Amortization	Amount	Amount	Amortization	Amount
Intellectual property	3	$3,402	$660	$660	$2,742	$5,144	$5,144	$-
Customer relationship		-	-	-	-	8,677	8,677	-
Product development		-	-	-	-	477	477	-
Software	3	35	17	35	-	-	-	-
Trademark	3	81	15	15	66	-	-	-
Intangible assets, total		$3,518	$692	$710	$2,808	$-	$-	$-

The total cost of intangibles purchased during the year amounted to $247, whereas acquired as part of the Niyama acquisition amounted to $3,271. Amortization expense during the year ended December 31, 2025, was $692, and $857 for December 31, 2024. There was no impairment expense recognized for the year ended December 31, 2025.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

3.4) Furniture and Equipment

Furniture and equipment consisted of the following:

	Useful life	As of December 31,
	(Years)	2025	2024(1)
Furniture and equipment, at cost	3	$67	$69
Less: Accumulated depreciation		(62)	(57)
Furniture and equipment, net		$5	$12

(1)	Prior year figures have been reclassified for the purpose of comparison.

During the year ended December 31, 2025, the Company purchased furniture and equipment amounting to $6, whereas furniture and equipment costing $13, having a nil book-value were retired. In addition, equipment with a nil book value (cost of $5 and accumulated depreciation of $5) was acquired as part of the business acquisition described in note 3.3 above. Depreciation expenses for the year ended December 31, 2025, and 2024, were $13 and $32 respectively.

3.5) Advances

	As of December 31,
	2025	2024
Advance to contractor - for AI tools and software development	$3,200	$-
Advance to contractor - for services	626	497
Total Advances	$3,826	$497

Advances represent the amounts transferred to related party contractors of the Company during the year, for provision of certain services to the Company. These advances are expected to be settled in the ordinary course of business.

These amounts were advanced in connection with the Company’s engagement of its related parties, SecureKloud Technologies Limited (“SKL”) and Blockedge Technologies Inc. (“Blockedge”), who were engaged to design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property, intended to support the Company’s current and future product offerings at a cost not-to-exceed $3,200. The definitive development agreement was executed subsequent to December 31, 2025. As discussed in Note 9, Subsequent Events, the Company, has formalized this arrangement through a written agreement effective March 31, 2026, pursuant to which the advances are to be applied against future project billings.

Pursuant to this arrangement, $3,200 out of the total advance payment of $3,826 during the year ended December 31, 2025, is towards development of an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property for the Company, whereas the balance of $626 is the advance payment for provision of certain project delivery, support and ongoing administrative services, expected to be applied against future billings in the normal course of business.

The advance outstanding as of December 31, 2024, amounting to $497 pertaining to SecureKloud Technologies Inc., a related party, was novated during the year ended December 31, 2025, to SKL. Refer to “B” below, for further details.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

A. Identification of related parties

The following entities and individuals are considered related parties, along with the nature of the relationship:

Name of the related party	Nature of relationship
SecureKloud Technologies Limited (“SKL”)	Common control and ownership by the Company’s Series A preferred stockholder, and a resources and service provider to the Company
SecureKloud Technologies Inc. (“SKI”)	Wholly owned subsidiary of SecureKloud Technologies Limited and a resources and service provider to the Company
Blockedge Technologies Inc. (“Blockedge”)	Wholly owned subsidiary of SecureKloud Technologies Limited, and a resources and service provider to the Company
Suresh Venkatachari(1)	Founder, and the Company’s Series A preferred stockholder, and President & CEO of SecureKloud Technologies Limited with ~42% voting rights of SecureKloud Technologies Limited
Dave Rosa	Chairman, and Independent Board Director (also the Chairman of Compensation Committee and a member of the Audit Committee)
Jainal Bhuiyan	Independent Board Director (also a member of the Audit Committee and Chairman of the Nominating and Corporate Governance Committee)
Ron McClurg	Independent Board Director (also the Chairman of the Audit Committee, and member of the Compensation Committee and Nominating and Corporate Governance Committee)
Shibu Kizhakevilayal(2)	Executive Board Director and Ex-Head of M&A
Sujatha Ramesh(3)	Executive Board Director and Chief Operating Officer (key management personnel and chief operating decision maker)
David Ayanoglou(4)	Chief Financial Officer (key management personnel and chief operating decision maker)
Thyagarajan Ramachandran(4)	Chief Financial Officer (key management personnel and chief operating decision maker)
Lakshmanan Kannappan(5)	Chief Information and Security Officer

(1)	Refer note 3.10 for details.
(2)	Shibu Kizhakevilayal is a former Board Executive Director, who ceased to be a Director effective April 10, 2025.
(3)	Sujatha Ramesh was appointed as Chief Operating Officer of the Company effective March 18, 2025, and as the Board Executive Director effective April 10, 2025.
(4)	David Ayanoglou was appointed as Chief Financial Officer of the Company effective April 9, 2025, in place of Thyagarajan Ramachandran, who was the previous Chief Financial Officer until April 8, 2025.
(5)	Lakshmanan Kannappan was Principal Executive Officer during the year ended December 31, 2024, and was appointed as Chief Information and Security Officer from January 1, 2025, until his resignation effective December 31, 2025.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

B. Transactions details:

On January 1, 2025, the Company entered into a Master Service Agreement with SecureKloud Technologies Inc. (“SKI”) and Securekloud Technologies Limited (“SKL). The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. As per the Master Services Agreement, SKI and SKL provide technical resources according to the statement of work from the Company. Pricing is determined using a cost-plus model, with a markup of 18% on cost, to ensure that the transactions comply with the arm’s length principle in accordance with the applicable transfer pricing regulations.

In accordance with the Master Services Agreement, the Company provides resources to Blockedge Technologies, Inc relating to technical services according to the statement of work from the Company. The Company also receives management and administrative services from Blockedge Technologies, Inc.

In addition, on January 1, 2025, the Company entered into a Rental Sublease Agreement with SecureKloud Technologies Inc. (“SKI”), The initial term of the agreement between SKI and the principal lessor is twenty-four months, which is extendable based on mutual consent. As per the terms of the Rental Sublease Agreement, the cost incurred by SKI on behalf of the Company are settled at cost.

The advance as of December 31, 2025, is $3,826 as compared to $497 as of December 31, 2024. The advance is unsecured, non-interest bearing, and is expected to be settled in the ordinary course of business (see also note 9, Subsequent Events), as outlined below:

-	SecureKloud Technologies Limited(*) (a public company in India) advance as of December 31, 2025, is $3,826 (including the balance previously owed by SecureKloud Technologies Inc.(*), as of December 31, 2024, and advance paid to Blockedge during the year ended December 31, 2025), as compared to nil as of December 31, 2024, and

-	SecureKloud Technologies, Inc.(*), advance as of December 31, 2025, is nil as compared to $497 as of December 31, 2024.

(*)	During the year ended December 31, 2025, the Company, together with SecureKloud Technologies Limited and SecureKloud Technologies, Inc., entered into a tripartite agreement dated March 25, 2025, pursuant to which, SecureKloud Technologies Limited took over all the contractual obligations, outstanding balance and transactions between the Company and SecureKloud Technologies, Inc. Accordingly, the balance receivable from SecureKloud Technologies Inc., has since been novated to SecureKloud Technologies, Limited as of the effective date of the novation. No consideration was exchanged as part of the novation.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

C. Related party transactions:

Following are the transactions with related parties during the periods presented:

		Year ended December 31,
Related Parties	Nature of transactions	2025	2024**
SecureKloud Technologies Limited (“SKL”)	Services received	$(2,128)	$-
	Amount collected from customers on behalf of the related party	(4)
	Amounts advanced	3,173	-
SecureKloud Technologies, Inc. (“SKI”)	Services received	(269)	(3,603)
	Amounts advanced(***)	1,666	3,796
	Services rendered	138	-
	Amounts collected by related party on behalf of the Company	407	-
	Rent expenses paid	(177)	(135)
Blockedge Technologies, Inc. (“Blockedge”)	Services received	(70)	-
	Amounts advanced(****)	415	-
	Revenue earned	9	-
	Accounts receivable	9	-
Dave Rosa	Remuneration (including stock options)	120	120
Jainal Bhuiyan	Remuneration (including stock options)	50	50
Ron McClurg	Remuneration (including stock options)	50	50
Sujatha Ramesh	Remuneration	229	-
David Ayanoglou	Remuneration	257	-
Thyagarajan Ramachandran	Remuneration	78	278
Suresh Venkatachari	Remuneration	300	300
Shibu Kizhakevilayal	Remuneration	24	158
Lakshmanan Kannappan	Remuneration	$367	$-

(**)	Prior year figures have been reclassified for the purpose of comparison.
(***)	Advance given to SKI was novated to SKL as mentioned in “B” above.
(****)	Advance given to Blockedge was transferred to SKL as mentioned in note 3.5.

3.6) Short-Term Borrowing

	As of December 31,
	2025	2024
Seacoast Business Funding [refer (A) below]	$161	$589
Convertible notes [refer (B) below]	10,543	2,061
Advance from employee [refer (C) below]	33	-
Total	$10,737	$2,650

A. Seacoast Business Funding

During 2022, the Company obtained a credit facility from Seacoast business funding (SBF), a division of Seacoast National Bank. The funding is against the accounts receivable of the Company and one of its subsidiaries. The maximum amount of advance under the arrangement is $10,000 and the bank may advance upto 90% of the unpaid domestic outstanding accounts under the recourse agreement.

The SBF facility incurred a factoring interest cost of 8.5% during the year ended December 31, 2025, amounting to $81 and 8.9% for the year ended December 31, 2024, amounting to $121. The carrying amount of receivables against which advances were received from such arrangement for the years ended December 31, 2025, and 2024, were $9,633 and $11,954 respectively.

The carrying amount of associated liabilities was $161 and $589, as of December 31, 2025, and 2024.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

B. Convertible Notes

	December 31,
	2025	2024
Convertible notes payable [refer (1) and (2) below]	$-	$2,375
Less: discount	-	(314)
Notes payable, net of discount	-	2,061

Notes payable, current portion, net of discount	$-	$2,061

2025 Convertible notes, current portion – at fair value [see (3) below]	$10,543	$-

During the year ended December 31, 2025, the Company settled the entire outstanding balance of convertible notes payable as of the prior year end as shown below, and there was no gain or loss upon settlement.

1. L1 Capital

On December 28, 2023, the Company entered into the Securities Purchase Agreement with the selling stockholder, pursuant to which the Company agreed to issue to the selling stockholder, in a private placement (the “L1-Private Placement”), Senior Secured 15% Original Issue Discount Convertible Promissory Notes (the “L1-Notes”) in the aggregate principal amount of up to $5,200 which will result in gross proceeds to the Company in the amount of up to $4,420 due to the original issue discount, and warrants (the “L1-Warrants”) to purchase a number of shares of the Company’s common stock (the “L1-Warrant Shares”) equal to 50% of the face value of the L1-Notes divided by the volume weighted average price, in three tranches.

Under the first tranche of funding, which closed upon signing of the Purchase Agreement on December 28, 2023, the Company issued a L1-Note to the investor in the principal amount of $2,000 which resulted in gross proceeds to the Company of $1,700 and L1-Warrants to purchase up to an aggregate of 24 L1-Warrant Shares. The L1-Note and L1-Warrants issued in the first tranche of funding have an initial fixed conversion and exercise price of $51,496.39 per share, subject to adjustment. The L1-Warrants carried a 5-year term and, if not exercised, would terminate on December 28, 2028. The Company received the first tranche of $1,700 on December 29, 2023.

Each L1-Note matures 18 months after issuance, does not bear any interest unless an event of default occurs, in which case the L1-Note will bear interest at an annual rate of 18%, and is convertible into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price equal to $51,496.39, provided that if an event of default has occurred and is continuing without cure, the conversion price will be the lesser of (i) $51,496.39, (ii) 95% of the average of the three lowest daily volume weighted average prices of the common stock during the 20 trading days immediately preceding the notice of conversion of the L1-Note, and (iii) 80% of the lowest daily volume weighted average price in the 10 trading days immediately preceding the applicable conversion date, subject to adjustment as further specified in the L1-Note.

Each L1-Note is fully repayable in cash upon maturity. In addition, the investor has the option of requiring prepayment of up to 25% of the issuance amount of subsequent financing. In addition, as to each L1-Note, beginning on the earlier of (i) 60 days from issuance and (ii) the date on which the resale registration statement registering the Conversion Shares issuable under the L1-Note and the L1-Warrant Shares issuable under the corresponding 2023-Warrants has been declared effective by the Securities and Exchange Commission, the Company must make monthly payments equal to 105% of the total principal amount multiplied by the quotient determined by dividing one by the number of months remaining until the maturity date as of the initial payment date (the “Monthly Payments”), until the principal amount has been paid in full prior to or on the maturity date or, if earlier, upon acceleration, conversion or redemption of the L1-Note in accordance with its terms.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

The Monthly Payments are payable in cash; provided that subject to certain limitations the Company may elect to pay all or part of a Monthly Payment in Conversion Shares in lieu of a cash payment based on a price per share equal to the lower of (i) conversion price then in effect, and (ii) 95% of the average of the three lowest daily volume weighted average prices of the common stock during the 20 trading days immediately preceding the applicable payment date, subject to adjustment and to the floor price set forth in the applicable L1-Note. If for any Monthly Payment the number of Conversion Shares issued as payment is limited by the floor price, the Company is required to pay the economic difference in cash.

On December 28, 2023, the Company issued Senior Secured 15% Original Issue Discount Convertible Promissory L1-Note for an initial amount of $2,000 of convertible notes with an annual interest rate of 18% and a maturity term of 18 months. In connection with this issuance, the Company also issued 24 L1-Warrants, each allowing the holder to purchase shares of the Company’s common stock at an exercise price of $51,496.39 per share, exercisable until December 28, 2028.

The Company recorded $314 as debt discount using the relative fair value method for the year ended December 31, 2024. The Company amortized $702 of debt discount during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company converted $1,125 principal and $56 conversion fees on the L1 Capital convertible note to common stocks, totaling $1,181, which was recognized in Additional Paid-In Capital (APIC).

Date	Installment	Loan	Conversion fees	Total repayment	Conversion price(*)	No of shares(*)	Equity	APIC
2/14/2024	1	$125	$6.25	$131.25	$28,834	5	0	$131.25
2/14/2024	2	125	6.25	131.25	28,834	5	0	131.25
3/1/2024	3	125	6.25	131.25	28,685	5	0	131.25
3/1/2024	4	125	6.25	131.25	28,685	5	0	131.25
3/1/2024	5	125	6.25	131.25	28,685	5	0	131.25
3/19/2024	6	125	6.25	131.25	25,697	5	0	131.25
4/23/2024	7	125	6.25	131.25	18,974	6	0	131.25
5/9/2024	8	125	6.25	131.25	17,181	7	0	131.25
5/9/2024	9	$125	$6.25	$131.25	$17,181	7	0	$131.25

(*)	Represents values adjusted for one-for-two hundred forty-nine reverse stock split effective August 1, 2025, and one-for-sixty reverse stock split effective February 10, 2026.

There was no gain or loss recorded on the conversions as they were consummated within the terms of the original agreement. As of December 31, 2024, the L1 Capital note was outstanding at $875.

During the year ended December 31, 2025, the Company converted the outstanding balance of $875, and conversion fees and interest of $316 on the L1 Capital convertible note to common stocks, totaling $1,191, which was recognized in APIC.

Date	Loan	Conversion fees and interest	Total repayment	Conversion price(*)	No of shares(*)
1/7/2025	$125	$43	$168	$9,263	18
2/3/2025	200	71	271	8,665	31
2/14/2025	175	64	239	6,125	39
2/18/2025	175	64	239	6,125	39
2/21/2025	200	74	274	5,677	49
Total	$875	$316	$1,191		176

(*)	Represents values adjusted for one-for-two hundred forty-nine reverse stock split effective August 1, 2025, and one-for-sixty reverse stock split effective February 10, 2026.

2. Pioneer Garage

On October 9, 2024, the Company and an investor entered an agreement to issue to the investor, 20% OID Promissory note for proceeds of $1,000. The original agreement contained the terms to mutually extend the maturity date of the note up to January 31, 2025. The Company renegotiated the extension of the original maturity of the note by three months from December 8, 2024, to March 8, 2025, and increased the maturity value of the note to $1,500 as per the terms of the note. The Company recorded an amount of $500 as an OID, of which $277 was amortized during the year ended December 31, 2024, whereas $223 was amortized during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company repaid convertible note amounting to $1,500.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

3. 2025 Convertible Notes

On November 20, 2025, the Company issued senior unsecured convertible notes (the “2025 Debentures”) to two unrelated institutional investors. The 2025 Debentures have an aggregate face value of $15,000 and were issued for aggregate proceeds of $12,000. The 2025 Debentures mature one year from issuance and do not bear a stated coupon. Accordingly, the 2025 Debentures mature on November 20, 2026. The difference between the aggregate face value of $15,000 and the proceeds of $12,000 represents an original issue discount of $3,000, which is reflected in the initial fair value measurement of the debentures. If the 2025 Debentures are not converted prior to maturity, the Company would be required to settle the outstanding face value in cash on November 20, 2026. Management’s ability to satisfy this obligation is dependent on the holders electing conversion or the Company securing alternative financing prior to maturity. This obligation has been considered as part of management’s liquidity and financing assessment as discussed in Note 1.

The 2025 Debentures are convertible into shares of the Company’s common stock, entirely at the option of the holders, at any time prior to maturity at a conversion price equal to the greater of:

●	80% of the lowest closing market price of the Company’s common stock during the five trading days preceding conversion; or

●	$0.38 per share (subject to certain reset provisions).

The Company elected the fair value option for these debentures under ASC 825, Financial Instruments, at initial recognition. Accordingly, the 2025 Debentures are recorded at fair value and remeasured at each reporting date, with changes in fair value recognized in earnings.

The fair value of these debentures is classified within Level 3 of the fair value hierarchy because the valuation uses significant unobservable inputs and management judgment. The Company engaged an independent third-party valuation specialist to estimate the fair value of the debentures using a Monte Carlo simulation model. The valuation model simulated multiple potential future stock-price paths and expected settlement outcomes and incorporated the contractual terms of the instruments, including the variable conversion feature, floor price, maturity, and other debt-specific provisions.

As of December 31, 2025, the significant assumptions used in the valuation included the Company’s common stock price of $37.95 per share, expected volatility of 90.7%, a risk-free rate of 3.53%, and a remaining contractual term of approximately 0.89 years. The valuation also reflected assumptions regarding expected conversion behavior and settlement outcomes over the remaining life of the instruments. In addition, the model was calibrated to observed transaction proceeds. No financing below the contractual floor price is expected in 2026, and accordingly no floor-reset event was incorporated into the December 31, 2025, valuation.

Because the valuation is based on unobservable inputs, changes in those assumptions could result in a materially different fair value measurement. In general, higher assumed volatility, lower expected conversion prices, or assumptions that accelerate or increase stock-based settlement would increase the fair value of the debentures, while lower volatility or assumptions resulting in greater cash settlement or reduced conversion value would decrease the fair value.

During 2025, the holders of the 2025 Debentures converted $1,416 (fair value basis) of the Debentures into 1,283,950 shares of common stock (21,399 shares post reverse-split of one-for-sixty, effective February 10, 2026). As of December 31, 2025, the remaining Debentures had a fair value of $10,543.

For the year ended December 31, 2025, the Company recognized:

●	$1,215 of financing expenses related to issuance costs, and

●	a $41 gain from changes in fair value of the Debentures.

For the year ended December 31, 2025, the Company evaluated the portion of the change in fair value attributable to changes in instrument-specific credit risk and concluded that such amount was not significant relative to the total change in fair value recognized for the debentures.

The following table presents changes in the fair value of the Debentures:

	2025	2024
Fair value at issuance	$12,000	$-
Less: Conversions to equity stock (fair value)	(1,416)	-
Change in fair value (recognized in earnings)	(41)	-
Fair value on December 31	$10,543	$-

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

C. Advance from employee

An employee of the Company provided a short-term advance, amounting to $33, for short-term working capital requirements and certain operational expenses of the Company. The advance is interest free, and the Company expects to settle this advance during 2026.

3.7) Other Current Liabilities

	As of December 31,
	2025	2024
Accrued payroll	$216	$550
Accrued audit fees	85	218
Insurance payable	179	217
Commission accrual	411	225
Milestone deposit	97	67	*
Director’s fees	55	-
Other	268	$109
Total	$1,311	$1,386

*	Prior year figures have been reclassified for the purpose of comparison.

3.8) Contingent consideration

	As of December 31,
	2025	2024
Contingent consideration	$-	$500

On February 24, 2025, the Company executed a settlement agreement pertaining to the acquisition of Devcool Inc. and issued 40 common stocks at $10,059 amounting to $400, and the balance $100 was settled by cash on March 31, 2025.

On June 16, 2025, Healthcare Triangle, Inc. through its wholly owned subsidiary Quantum Nexus Inc. and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, South East Asia, and Europe (the “Seller”) entered into an Asset and Stock Transfer Agreement (the “Agreement”). As part of this transaction, the Company estimated the contingent consideration, with a maximum face value of $1,200, at a discounted fair value of $0 upon acquisition. As of December 31, 2025, the discounted present value of the contingent consideration was determined to be $0, and accordingly, was not recognized in these financial statements. See also note 3.3 for details on the contingent consideration.

3.9) Leases

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

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

The Company is currently operating from two office locations leased by SecureKloud, a related party. The Company does not have any signed lease agreement in its name. The Company’s principal facility is located in Pleasanton, CA and has another facility in Plainsboro, NJ. Rent expenses for the year ended December 31, 2025, and 2024, were $178 and $135 respectively.

3.10) Stockholder Equity / (Deficit)

All references to the number of common shares and price per Common Stock, for all periods presented, have been adjusted to reflect the following:

-	one-for-two hundred forty-nine reverse stock split effective August 1, 2025; and

-	one-for-sixty reverse stock split effective February 10, 2026.

These reverse splits reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share. The basic and diluted earnings consider the effect of reverse split across the reporting periods.

Accordingly, unless indicated otherwise, all the current period and historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. There was no change to the shares authorized or in the par value per share of common stock of $0.00001.

The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. The Company issued fractional shares at the participant level in connection with the Reverse Stock Split.

A. Common Stock

i.	Issuance of Shares

On June 16, 2025, Healthcare Triangle, Inc and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, Southeast Asia, and Europe (the “Seller”) entered into an Asset Transfer Agreement. See also note 3.3 for further details.

ii.	Pre-Funded Warrants

●	During July 2022, the Company made a private placement of 24 shares of its common stock, a Pre-Funded Warrant to purchase 15 shares of the Company’s common Stock and Preferred Investment Options to purchase up to an aggregate of 41 shares of common stock pursuant to the terms and conditions of the Securities Purchase Agreement, dated as of July 10, 2022. The Purchaser paid $159,260.40 for each Share and $159,111 for each Warrant Share.

●	On December 28, 2023, the Company issued a convertible note to the investor in the principal amount of $2,000, which resulted in gross proceeds to the Company of $1,700 (the “First Tranche Note”) and Warrants to purchase up to an aggregate of 24 Warrant Shares (the “First Tranche Warrants”). The First Tranche Note, and the First Tranche Warrants have an initial fixed conversion and exercise price of $51,496.39 per share, respectively, subject to adjustment. The First Tranche Warrants carry a 5-year term and, if not exercised, will terminate on December 28, 2028.

●	On February 27, 2025, Healthcare Triangle, Inc. (the “Company”) entered into Securities Purchase Agreements (the “Purchase Agreement”) with institutional investors (the “Investors”) for the private placement of 2,422 units (each a, “Unit”), each Unit consisting of one share of the Company’s common stock (“Common Stock”) or one pre-funded warrant (a “Pre-Funded Warrant”) to purchase one share of common stock, one Series A Warrant (a “Series A Warrant”) to purchase one share of common stock and one Series B Warrant (a “Series B Warrant” and together with the Series A Warrant, the “Purchase Warrants”) to purchase one share of common stock at an offering price of $6,274.80 per Unit ($6,274.80 per Unit in the case of Units that include pre-funded warrants). The Common Stock, the Pre-Funded Warrants and the Purchase Warrants included in the Units and the Common Stock underlying the Pre-Funded Warrants and the Purchase Warrants are collectively referred to herein as the “Securities” and the Securities, other than the Pre-Funded Warrants, and the Purchase Warrants shall be referred to herein as the “Registrable Securities.” The entire transaction was priced at the market under Nasdaq rules and closed on February 28, 2025.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

The initial exercise price for both the Series A Warrants and Series B Warrants is $12,549.60 per share and both terminate on the fifth anniversary of the later of (x) effective date of stockholder approval and (y) the earlier of (i) the effective date of the registration statement (the “Registration Statement”) filed by the Company to register the Registerable Securities or (ii) the date that the Registerable Securities can be sold, assigned or transferred without restriction or limitation pursuant to Rule 144 promulgated under the 1933 Act, as amended. The Purchase Warrants cannot be exercised until stockholder approval of the exercise of the Purchase Warrants is effective (“Stockholder Approval”).

The Company received gross proceeds of approximately $15,200. Net proceeds to the Company were approximately $13,676, after deducting placement agent fees and other expenses payable by the Company, reflected in the equity.

The Company allocated the proceeds between the Common Stock, Pre-Funded Warrants, and Common Warrants (some of which were exercisable on cash basis, whereas others were exercisable on an alternative cashless basis) on a relative fair value basis and recorded the amount allocated to the Common Warrants within additional paid-in capital on the accompanying consolidated balance sheet as the Common Warrants met all the criteria for equity classification. During the year ended December 31, 2025, all the prefunded warrants have been converted into equity, and all of the alternative cashless warrants have been exercised. As the remaining Common Warrants were equity classified, they do not require subsequent remeasurement after the issuance.

The Common Warrants contain standard adjustments to the exercise price including stock splits, stock dividends, rights offerings and pro rata distributions.

All common stock numbers and price per common stock are stated at post reverse-split of one-for-two hundred forty-nine, effective August 1, 2025, and one-for-sixty, effective February 10, 2026.

As of December 31, 2025, 7,061 common shares have been issued but have not yet been registered by the transfer agent. These shares are considered issued and outstanding; however, formal registration with the transfer agent is pending as of the reporting date. These shares were registered subsequent to year-end.

Black Scholes warrants fair value:

Instrument	Shares/ Warrants*	Fair value	Gross proceeds	Expenses on fund raising	Net proceeds
Common Stock	470	2,947	95	(10)	85
Pre-funded Warrants	1,953	12,253	395	(40)	355
Series A Warrants [refer (1) below]	24,700	-	-	-	-
Series B Warrants	71,037	456,000	14,710	(1,474)	13,236
		471,200	15,200	(1,524)	13,676

(*)	Represents shares/warrants post reverse-split one-for-two hundred forty-nine, effective August 1, 2025, and one-for-sixty, effective February 10, 2026.
(1)	Series A warrants are cash warrants. During the year ended December 31, 2025, the Company gave the option to exercise these warrants to the warrant holders at a reduced price of $120 per warrant ($2 per warrant pre reverse-split of one-for-sixty, effective February 10, 2026) to convert into 1 common stock and a concurrent issuance of additional equivalent warrants to be exercised at a price of $180 per warrant ($3 per warrant pre reverse-split of one-for-sixty, effective February 10, 2026) for conversion into 1 common stock. As a result of reducing the exercise price, 23,825 warrants (1,429,528 warrants pre reverse-split of one-for-sixty, effective February 10, 2026) were exercised, and the Company received gross proceeds of $2,859. Net proceeds to the Company were approximately $2,628, after deducting placement agent fees and other expenses payable by the Company. The warrants exercised were replaced with additional 23,825 warrants (1,429,528 warrants pre reverse-split of one-for-sixty, effective February 10, 2026). Accordingly, the number of warrants issued and outstanding as at the year ended December 31, 2025 were 24,302 (1,458,119 pre reverse-split of one-for-sixty, effective February 10, 2026) at an exercise price of $180 per warrant ($3 per warrant pre reverse-split of one-for-sixty, effective February 10, 2026) and 398 (23,905 warrants pre reverse-split of one-for-sixty, effective February 10, 2026) at an exercise price of $1,255 per warrant ($20.92 per warrant pre reverse-split of one-for-sixty, effective February 10, 2026).

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

The movement of warrants during the years ended December 31, 2025, and 2024, is shown below:

			Weighted
		weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
Warrants	warrants	price	term	value
Outstanding on January 1, 2025	65	$119,430	2.74	3,785
Issued	48,525	197	4.75	4,958
Exercised	(23,825)	120	—	(2,859)
Outstanding on December 31, 2025	24,765	509	4.74	5,884
Exercisable on December 31, 2025	24,765	$509	4.74	5,884

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
Warrants	warrants	price	term	value
Outstanding on January 1, and December 31, 2024	65	$119,430	2.79	3,785
Exercisable on December 31, 2024	65	$119,430	2.74	3,785

The Company recognized a cost of $0 for the years ended December 31, 2025, and 2024.

B. Preferred Stock

The Company’s Certificate of Incorporation provides for a class of its authorized stock known as preferred stock, comprised of 10,000,000 shares, $0.00001 par value per share (the “Preferred Stock”), issuable from time to time in one or more series.

i. Series A

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

On March 12, 2025, as part of the arrangement with him upon founding of the Company, the Board of Directors of the Company approved the issuance of 14,000 Series A Preferred Stock to its founder, Mr. Suresh Venkatachari, who owns 100% of the issued Series A Preferred Stock. The issuance of additional Series A preferred stock was done as part of the PIPE financing during the period, pursuant to an understanding with the Series A stockholders that the execution of the financing would not dilute their control over the Company. The issuance of the Series A Super Voting Preferred Stock was deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, in that the issuance of securities did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

The Series A Preferred Stocks remain impartial and are not impacted by stock split or reverse split. As of December 31, 2025, and 2024, the total issued and outstanding Series A Preferred Stocks were 20,000 and 6,000 respectively.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

ii. Series B

With respect to payment of dividends and distribution of assets upon liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the Series B Convertible Preferred Stock ranks: (i) senior to all other classes or series of capital stock of the Corporation now existing or hereafter authorized, classified or reclassified, and (ii) junior to all indebtedness of the Corporation now existing or hereafter authorized (including indebtedness convertible into common stock). The holders of the Series B Convertible Preferred Stock are not entitled to receive dividends paid on the Corporation’s common stock.

On October 21, 2024, Healthcare Triangle Inc., acquired substantially all of the business, assets, and operations relating to cloud and technology domain of SecureKloud Technologies, Inc., a Nevada corporation. The Acquired Assets were acquired by Healthcare Triangle, Inc under an Asset Transfer Agreement, dated October 21, 2024.

The consideration for the Acquired Assets consisted of the issuance of 107 shares (1,600,000 shares pre reverse-splits of one-for-two hundred forty-nine, effective August 1, 2025 and one-for-sixty, effective February 10, 2026) of the newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) which are convertible each into 10 shares at the holder’s option (subject to shareholder’s approval), for a total consideration of $7,435. This is common control transaction, and the fair value of the assets acquired was calculated as $7,435 which is also the carrying value of these assets. The transaction was treated as an asset acquisition and due to the common control nature, the company recorded deemed dividend and the acquired assets at $0, which was the carrying value of the common control seller.

3.11) Share Based Compensation

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

These assumptions used in the Black-Scholes option pricing model, are estimated as follows:

●	Expected volatility. Since our IPO in July 2020, the Company’s common stock has been publicly traded on NASDAQ, and accordingly, the trading history is considered a reasonable measure to ascertain the expected volatility over a period equivalent to the expected term of the awards.

●	Expected term. We estimate the expected term using the simplified method, as we do not have sufficient historical exercise activity to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method calculates the average period the stock options are expected to remain outstanding as the midpoint between the vesting date and the contractual expiration date of the award.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities corresponding with the expected term of the option.

●	Expected dividend yield. We have never declared or paid any dividends and do not presently plan to pay dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the movement of share options during the years ended December 31, 2025, and 2024 (post reverse-splits of one-for-two hundred forty-nine, effective August 1, 2025, and one-for-sixty, effective February 10, 2026):

	2025	2024*
Share options outstanding as of January 1	$46	$49
Granted during the year	2,668	2
Forfeited / Expired	(4)	(5)
Share options outstanding as of December 31	$2,710	$46

*	Prior year figures have been reclassified for the purpose of comparison.

A summary of option activity under the employee share option plan as of December 31, 2025, and changes during the year then ended, is presented below.

	Number of share options	Weighted average exercise price
Balance available under the plan as at January 1, 2025	40	—
Additions to the plan(1)	3,999,914	—
Granted (2)	(2,668)	157
Forfeited / Expired	4	—
Balance available under the plan as of December 31, 2025	3,997,290	—

(1)	Additions to the plan represent an amendment to the 2020 Stock Compensation Plan, which was approved during the year by the Shareholders of the Company, pursuant to which a maximum of 4,000,000 common shares have been allocated to the shares based compensation, such that the total number of shares under the program cannot exceed 4,000,000 shares at any point.
(2)	The weighted-average grant date fair value of options granted during the year ended December 31, 2025, was $157.20 ($2.62 pre reverse-split of one-for-sixty, effective February 10, 2026).

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

The following table summarizes the movement of unvested options during the year ended December 31, 2025:

	Number of share options	Weighted average grant date fair value per option
Unvested as of January 1, 2025	7	$24,533
Granted during the year(2)	2,668	157
Vested during the year	(2,672)	192
Unvested as of December 31, 2025	3	$24,222

As of December 31, 2025, there was no unrecognized share-based compensation expense related to unvested options.

Summary of option activity under the employee share option plan as of December 31, 2024, and changes during the year then ended, is presented below:

	Number of share options	Weighted average exercise price
Balance available under the plan as of January 1, 2024	19	—
Granted	(2)	$26,593
Forfeited / Expired	5	—
Additions to the plan	18	—
Balance available under the plan as of December 31, 2024	40	—

The following table summarizes the activities for our unvested options for the year ended December 31, 2024*:

	Number of share options	Weighted average grant date fair value per option
Unvested on January 1, 2024	13	$29,581
Granted during the year(2)	2	5,677
Vested during the year	(5)	22,410
Forfeited during the year	(3)	$34,362
Unvested on December 31, 2024	7	$24,533

*	Prior year figures have been reclassified for the purpose of comparison.

(2)	The share options granted during the years ended December 31, 2025, and 2024, were fully vested upon issuance.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

The Company issued and valued options using the Black-Scholes model for all 2025 and 2024 issuances with the following significant assumptions:

Fair value assumptions	2025	2024
Expected volatility	231%	45%-52%
Expected terms (in years)	5	4
Risk-free interest rate	3.7%	4.70% - 5.70%
Dividend Yield	0%	0%

The Company recognized compensation expenses related to stock options of $451 and $87 respectively for the years ended December 31, 2025, and 2024.

4) Provision for income taxes

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

The components of the Company’s net deferred tax assets as of December 31, 2025, and 2024, were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry-forward	$4,000	$1,667
Add back:
Stock-based compensation	(126)	(24)
Acquisition related cost	(8)	-
Depreciation and amortization	(197)	(249)
Bad debt	(5)	(48)
Gain on revaluation	11	-
Other income	191	2
Total deferred tax asset	3,866	1,348
Less: valuation allowance	$(3,866)	$(1,348)
Deferred tax asset, net of valuation allowance	—	—
Deferred tax liabilities	—	—
Net deferred tax asset	—	—

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

Income tax expense was computed as follows:

	As of December 31,
	2025	2024
Federal income tax	$—	$—
State income tax	—	12
Total Income expenses	$—	$12

The Company’s effective tax rate is 0% for the year ended December 31, 2025, and 2024. The future effective income tax rate depends on various factors, such as the Company’s income/(loss) before taxes, tax legislation and the geographic composition of pre-tax income.

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

5) Net Loss per share

The Company presents basic and diluted loss per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income attributable to stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income attributable to stockholders of the Company and the weighted average number of shares of common stock outstanding during the period for the effects of all potential dilutive shares, including awards under stock-based compensation arrangements.

The Company’s unvested restricted stock awards are considered participating securities under FASB Codification topic, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a “participating security,” the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the treasury stock method. The diluted EPS equals basic EPS due to anti-dilution.

Schedule of EPS:

	Year ended
	December 31,
	2025	2024
Net loss attributable to common stockholders	$(9,428)	$(5,969)
Net loss attributable to non-controlling interest	$(37)	$-
Weighted average shares outstanding used in basic per common share computations	61,873	353
Basic / Diluted EPS – Stockholders	$(152.3)	$(16,909.3)
Basic / Diluted EPS – Non-controlling interest	$(0.6)	$-

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

6) Segment Information

The management has chosen to organize the Company around differences in products and services and segregated the reporting segments as Software Services, Managed Services and Support, and Corporate & others.

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company defines the term CODM to be the Chief Financial Officer and Chief Operating Officer of the Company. The CODM along with the management team reviews the financial information presented on a segment basis as well as consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, the Company has determined that it operates in three distinct reportable operating segments, and all required financial segments information can be found in the consolidated financial statements. Additionally, assets and liabilities for reportable segments are not disclosed as such information is not regularly reviewed by the Company’s CODM.

Expenses included in segment operating profit consist principally of direct selling, delivery costs and research and development expenses. Certain Sales and Marketing expenses, General and Administrative expenses, depreciation, and amortization are allocated to individual segments in the ratio of respective segment revenue.

	Year Ended
	December 31,
	(In ‘000)		Changes
	2025	2024	Amount	%
Software Services	$8,255	$4,692	$3,563	76%
Managed Services and Support	5,358	6,716	(1,358)	(20)%
Corporate & Others	278	288	(10)	(3)%
Net revenue	$13,891	$11,696	$2,195	19%

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

Operating Profit by Operating Segments

	For the Year ended December 31, 2025
	Software Services	Managed Services and Support	Corporate and Others	Total
Net revenue	$8,255	$5,358	$278	$13,891
Less:
Cost of revenue	(6,893)	(4,229)	(879)	(12,001)
Segment gross profit	1,362	1,129	(601)	1,890
Sales and marketing	(833)	(493)	(1,758)	(3,084)
General and administrative	(732)	(304)	(6,301)	(7,337)
Bad debts	-	-	(17)	(17)
Research and development	(222)	-	(314)	(536)
Segment operating profit/(loss)	$(425)	$332	$(8,991)	$(9,084)
Interest expense	-	-	(567)	(567)
Depreciation and amortization	(419)	(272)	(14)	(705)
Other income	-	-	857	857
Forex loss	-	-	(18)	(18)
Changes in fair value	-	-	41	41
Income/(Loss) before income tax	(844)	60	(8,692)	(9,476)
Income tax	-	-	-	-
Net income/(loss)	$(844)	$60	$(8,692)	$(9,476)

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

	For the Year ended December 31, 2024
Particulars	Software Services(*)	Managed Services and Support(*)	Corporate & Others(*), (1)	Total
Net Revenue	$4,692	$6,716	$288	$11,696
Less:
Cost of revenue	(3,962)	(4,671)	(173)	(8,806)
Segment gross profit	730	2,045	115	2,890
Sales and marketing	(505)	(722)	(976)	(2,203)
General and administrative	(195)	(279)	(3,476)	(3,950)
Bad debts			(170)	(170)
Research and development	-	-	(429)	(429)
Segment operating profit / (loss)	$30	$1,044	$(4,936)	$(3,862)
Interest expense	-	-	(1,213)	(1,213)
Depreciation and amortization	(356)	(511)	(22)	(889)
Other income	-	-	7	7
Income/(Loss) before income tax	(326)	533	(6,164)	(5,957)
Income tax	-	-	(12)	(12)
Net income/(loss)	$(326)	$533	$(6,176)	$(5,969)

(1)	formerly classified under Platform Segment.

(*)	Prior year figures have been reclassified for the purpose of comparison.

7) Legal Matters

The Company is not involved in any action, arbitration and/or other legal proceedings that it expects to have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. All legal costs are expensed as incurred.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

8) New Accounting Pronouncements

A.	Implemented

ASU No. 2023-09. In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disclosures on income taxes paid by jurisdiction. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is required to be applied on a prospective basis, with the option to apply the standard retrospectively. We adopted ASU No. 2023-09 on a retrospective basis in the fourth quarter of fiscal 2025. The adoption of this guidance resulted in additional financial statement disclosures and had no impact to our consolidated financial condition, results of operations, or cash flows.

B. Not Implemented

I.  ASU No. 2025-06. In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which is intended to modernize internal-use software guidance by removing all references to project stages and by clarifying the thresholds entities apply to begin capitalizing costs. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are currently evaluating the impact of the standard on our consolidated financial statements.

II. ASU No. 2024-03. In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosure, in the notes to the financial statements, of prescribed categories of expenses within relevant income statement captions. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied either on a prospective or retrospective basis. We are currently evaluating the impact of the standard on our consolidated financial statement disclosures.

Recent accounting pronouncements adopted or pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

9) Subsequent Events

1)	On January 22, 2026, Healthcare Triangle, Inc. entered into a share purchase agreement to acquire Teyame AI Holdings Inc. and Teyame AI LLC. The aggregate purchase price for the Acquired Companies is up to $50,000, subject to the terms and conditions set forth in the Share Purchase Agreement. The consideration consists of a cash component and equity component, with an additional earnout component payable in the Company’s preferred stock upon achievement of specified post-closing performance targets.

The cash consideration includes: (i) $3,000 paid during 2025 pursuant to an advance agreement dated December 3, 2025, (ii) $6,000 paid during January, 2026 (iii) $3,000 payable on April 29, 2026, and (iv) $3,000 payable on the earlier of the conditions being met as outlined in the Share Purchase Agreement, or six months from the date of the Share Purchase Agreement (but in no event prior to April 29, 2026).

The equity consideration includes (a) restricted shares or pre-funded warrants of the Company’s common stock with an agreed value of $12,000 and (b) a series of the Company’s preferred stock with an agreed value of $18,000 that is convertible into the Company’s common stock, subject to Shareholders’ approval. The number of shares of common stock issued as part of the equity consideration, and the number of shares of common stock underlying the preferred stock, are determined by reference to a “Base Price” equal to the average of the volume-weighted average prices (“VWAPs”) of the Company’s common stock for the five trading days immediately prior to the Closing Date, as further defined in the Share Purchase Agreement. The preferred stock is not convertible into common stock until applicable shareholder approval is obtained as contemplated by the Share Purchase Agreement. The Share Purchase Agreement also includes a mechanism intended to limit issuance in excess of 19.99% of the Company’s outstanding common stock immediately prior to issuance, including the issuance of a pre-funded warrant for any excess shares in lieu of issuing shares in excess of such limitation at closing, and provides that the pre-funded warrant would have a nominal exercise price and be exercisable on a cashless basis, subject to the terms of the Share Purchase Agreement.

The Share Purchase Agreement also provides for an earnout payable in the Company’s preferred stock to certain key management employees of the Acquired Companies, with an aggregate value of up to $5,000, subject to achievement of specified annual targets as outlined in the Share Purchase Agreement.

2)	The Company effected a 1-for-60 reverse split of its issued and outstanding common stock effective February 10, 2026, to increase the market price of its common stock in order to mitigate the risk of common stock being delisted from The Nasdaq Capital Market. The reverse split reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share. The basic and diluted earnings consider the effect of reverse split across the reporting periods. All share and per share amounts have been retroactively adjusted to reflect the 1-for-60 reverse split effective February 10, 2026, for all periods presented.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

3)

The Company issued shares and sold certain securities generating $9,825 gross cash proceeds, and incurred expenses pertaining to the fund-raising amounting to $544. The net cash proceeds from the issuance remained $9,281. Consistent with U.S. GAAP, the commissions and offering costs will be recorded as a reduction of additional paid-in capital within stockholders’ equity.

4)	During January and February 2026, the holders of the 2025 Debentures (see note 3.6) converted $10,505 (fair value basis) of the outstanding Debentures into 451,437 shares of common stock (27,086,245 shares pre reverse-split of one-for-sixty, effective February 10, 2026). In addition, the Company elected to repay $1,670 to the Debenture holders through cash repayment.

5)	On March 31, 2026, the Company formalized its arrangement with SecureKloud Technologies Limited (“SKL”) and Blockedge Technologies Inc. (“Blockedge”), to design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property, intended to support the Company’s current and future product offerings at a cost not-to-exceed $3,200. Pursuant to this agreement, the advances paid during the year ended December 31, 2025, to these related party contractors, are to be applied against future project billings. Under the said agreement, SKL, as lead contractor, will design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property for the Company. The agreement provides for monthly project billings to be offset against the advances. As part of the agreement, the advance paid to Blockedge will be transferred to SKL for settlement purposes. The intellectual property developed under the arrangement will be owned exclusively by the Company. The project is expected to be completed during 2027.

The Company has evaluated subsequent events through April 13, 2026, the date on which the consolidated financial statements were issued and has determined that no other material subsequent events have occurred that would require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company, based on the assessment and control of disclosure decisions currently performed by a small team. The Company plans to expand its management team and build a fulsome internal control framework required by a more complex entity.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013). Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as smaller reporting companies are not required to include such report. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors, and their respective ages and positions as of April 15, 2026.

Name	Age	Position
Dave Rosa	60	Chairman of the Board of Directors.
Ronald McClurg	65	Director
Jainal Bhuiyan	43	Director
Sujatha Ramesh	54	Director and Chief Operating Officer
David Ayanoglou	46	Chief Financial Officer

Dave Rosa

Mr. Dave Rosa has served as a member of our board of directors since August 2021. Since 2016, Mr. Rosa has been and currently is President and CEO of NeuroOne Medical Technologies (NMTC: Nasdaq), a publicly traded company on the Nasdaq. He also serves on the boards of Biotricity (BTCY: OTC), a publicly traded company on the Over the Counter (OTC) platform, where he currently serves as compensation committee chairman and Neuro Event Labs, a privately held company in Finland, where he currently serves as Chairman of the Board. Mr. Rosa has over 25 years of experience holding a variety of senior management roles representing several medical device markets. His recent experience includes developing early-stage companies to commercialization and Nasdaq listing. Mr. Rosa holds a Master of Business Administration degree from Duquesne University and Bachelor of Science degree in Commerce and Engineering from Drexel University.

We believe that Mr. Rosa is well qualified to serve as Chairman of the Board of Directors, with his entrepreneurial, leadership, operational and capital markets experience.

Ronald McClurg

Mr. Ronald McClurg has over 30 years of financial leadership experience with public and private companies. Mr. McClurg has served as Chief Financial Officer of NeuroOne Medical Technologies Corp. (Nasdaq: NMTC) since January 2021. Prior to joining NeuroOne, from October 2003 to June 2019, Mr. McClurg served as VP – Finance and Administration and Chief Financial Officer of Incisive Surgical, Inc., a privately-held medical device manufacturer. Prior to 2003, Mr. McClurg served as Chief Financial Officer and Treasurer of Wavecrest Corporation, a privately-held manufacturer of electronic test instruments for the semiconductor industry, and served as Chief Financial Officer for several publicly-held companies, including Video Sentry Corporation, Insignia Systems, Inc. (Nasdaq: ISIG), and Orthomet, Inc. Currently, he serves on the board of governors of Biomagnetic Sciences, LLC and serves as a director and audit committee chair for Biotricity, Inc. (Nasdaq: BTCY). Mr. McClurg holds a Bachelor of Business Administration degree in accounting from the University of Wisconsin — Eau Claire.

We believe that Mr. McClurg is qualified to serve as a member of our Board based on his outstanding skills and unique experience in Finance domain with public companies.

Jainal Bhuiyan

Mr. Jainal Bhuiyan is currently a Senior Managing Director in investment banking at Paulson Investment Company. Prior to Paulson he was a partner at HRA Capital, a boutique investment bank he co-founded in 2012.

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

Sujatha Ramesh

Ms. Sujatha Ramesh, age 54, has a distinguished career of over 25 years of senior executive experience in the technology and financial services industry, having previously served as Global Head of Strategic Initiatives at Citigroup (2006–2024), where she held senior leadership roles and led operational transformation, governance, risk management, financial optimization, and technology modernization across global markets. Prior to Citigroup, she held leadership positions at Publicis Sapient, Infinite Computer Solutions, and Capgemini (formerly iGATE Global Solutions), managing technology projects and digital transformation initiatives across North America, Europe, Asia, and Latin America. A recognized industry thought leader and honored listee in Who’s Who in America, Ms. Ramesh has spoken at global forums and served as a guest speaker at academic institutions, mentoring future leaders.

Ms. Ramesh holds an MBA from NYU Leonard N. Stern School of Business and a Master of Science (MS) in Information Systems and Applications.

David Ayanoglou

Mr. Ayanoglou, age 47, has a distinguished career of over 23 years in corporate finance, with a focus around software M&A and financial reporting. Mr. Ayanoglou had been, prior to joining the Company, for over four years consulting variety of clients on several critical M&A transactions, corporate reporting and CFO related matters in the technology and healthcare spaces. Prior to that, Mr. Ayanoglou was a Director of Valuations and Transaction Support at Open Text where he served for over 13 years and participated in the execution of over 43 transactions where the deal sizes ranged from $5M to $1.62B (including acquisition of divisions of Dell/EMC). Three of the deals that Mr. Ayanoglou executed on were greater than $1B, increasing over time Open Text’s valuation to over $11 billion (during their tenure). Mr. Ayanoglou also has held senior finance roles in external reporting for a large SEC filer, and audit & assurance at KPMG LLP.

Mr. Ayanoglou is a graduate of the University of Toronto (Rotman School of Business), a CPA, Chartered Accountant and a Chartered Business Valuator.

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

Under such definition, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Mr. Dave Rosa, Mr. Ronald McClurg, and Mr. Jainal Bhuiyan, are all independent directors of the Company.

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

Audit Committee

We have established an Audit Committee consisting of Mr. Ronald McClurg, Mr. Jainal Bhuiyan, and Mr. Dave Rosa. Mr. McClurg is the Chairman of the audit committee. In addition, our Board has determined that Mr. McClurg is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

We have established a Compensation Committee of the board of directors to consist of Mr. Dave Rosa, and Mr. Ronald McClurg each of whom is an independent director. Mr. Rosa is the Chairman of the Compensation Committee. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Mr. Dave Rosa is the chairman of the compensation committee. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee consisting of Mr. Jainal Bhuiyan and Mr. Ronald McClurg. Mr. Bhuiyan is the Chairman of the Nominating and Corporate Governance Committee. The committee’s duties, which are specified in our Nominating and Corporate Governance Committee Charter, include, but are not limited to:

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

Code of Ethics

Our Board has adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code is applicable to all of our directors, officers and employees and is available on our corporate website, https://www.healthcaretriangle.com/. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any officer or director was, or, is to be selected as an officer or director.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, none of our directors, executive officers and Ten Percent Holders failed to comply with any Section 16(a) filing requirements during fiscal 2025.

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2025, and 2024, to our Chief Financial Officer, ex-Chief Financial Officer, Chief Operating Officer and our ex-Head of M&A. We refer to these individuals as our “named executive officers” for the respective years presented:

				Option
Name and Principal Position	Year	(Salary $)	(Bonus $)	Awards ($)	Total ($)
David Ayanoglou, Chief Financial Officer(1)	2025	256,958	-	-	256,958

Thyagarajan Ramachandran, Ex-Chief Financial Officer(1)	2025	78,054	-	-	78,054
	2024	277,600	-	-	277,600

Sujatha Ramesh, Chief Operating Officer(2)	2025	229,167	-	-	229,167

Shibu Kizhakevilayil, Ex-Head of M&A(3)	2025	24,312	-	-	24,312
	2024	157,884	-	-	157,884

(1)	David Ayanoglou was appointed as Chief Financial Officer of the Company effective April 9, 2025, in place of Thyagarajan Ramachandran, who was the previous Chief Financial Officer until April 8, 2025.
(2)	Shibu Kizhakevilayal is a former Board Executive Director, who ceased to be a Director effective April 10, 2025.
(3)	Sujatha Ramesh was appointed as Chief Operating Officer of the Company effective March 18, 2025, and as the Board Executive Director effective April 10, 2025.

Employment and Consulting Agreements

Sujatha Ramesh, Chief Operating Officer and Director

On March 18, 2025, the Board of Directors (the “Board”) of the Healthcare Triangle, Inc. (the “Company”) appointed Ms. Sujatha Ramesh to serve as the Company’s Chief Operating Officer, effective immediately.

In connection with her appointment, on March 18, 2025, Ms. Ramesh and the Company entered into a contract for employment (the “Employment Agreement”), effective March 18, 2025, for Ms. Ramesh’s service as the Company’s Chief Operating Officer on an at-will basis. Pursuant to her Employment Agreement, Ms. Ramesh is entitled to an annual base salary of $250,000 per annum, with a one-time signing bonus of 100,000 restricted shares of the Company payable within 180 days from the date of the Employment Agreement, and $25,000 in cash as guaranteed bonus to be paid at the end of 12th month from the date of the Employment Agreement. Ms. Ramesh would be eligible for the Company’s bonus program, based upon the performance goals and bonus plan (agreed upon by and between Ms. Ramesh and the Company), along with being eligible for Company’s equity incentive plan, and other employee benefit programs (as then applicable, and available). If Ms. Ramesh violates the terms of her Employment Agreement, the Company may terminate her employment without notice and without payment of any compensation or accelerated vesting of options, subject to any over-dues. Ms. Ramesh’s Employment Agreement also provides for certain non-compete and non-solicitation covenants. The term of Ms. Ramesh’s Employment Agreement began immediately and automatically renews for successive one-year periods, unless otherwise terminated by either party.

On April 10, 2025, the Board appointed Ms. Sujatha Ramesh as an executive director of the Company, along with their current role as the Chief Operating Officer of the Company.

David Ayanoglou, Chief Financial Officer

On April 10, 2025, the Board of Directors (the “Board”) of the Company appointed Mr. David Ayanoglou to serve as the Company’s Chief Financial Officer, effective immediately.

In connection with their appointment, on April 10, 2025, Mr. Ayanoglou and the Company entered into a contract for employment (the “Employment Agreement”), effective immediately, for Mr. Ayanoglou’s service as the Company’s Chief Financial Officer on an at-will basis. Pursuant to his Employment Agreement, Mr. Ayanoglou is entitled to an annual base salary of $278,000 per annum, and would be eligible for the Company’s bonus program, based upon the performance goals and bonus plan (to be agreed upon by and between Mr. Ayanoglou and the Company), along with being eligible for Company’s equity incentive plan, and other employee benefit programs (as then applicable, and available). If Mr. Ayanoglou violates the terms of their Employment Agreement, the Company may terminate their employment without notice and without payment of any compensation or accelerated vesting of options, subject to any over-dues. Mr. Ayanoglou’s Employment Agreement also provides for certain non-compete and non-solicitation covenants. The term of Mr. Ayanoglou’s Employment Agreement began immediately and renews for an indefinite period, unless otherwise terminated by either party.

Director Compensation Table

The following table provides information concerning compensation paid to our directors during fiscal year ended December 31, 2025.

Name	Fee Earned / Paid in Cash ($)	Options ($)	Others	Total ($)
Dave Rosa	120,000	208,000	—	328,000
Mohammad Jainal Bhuiyan	50,000	104,000	—	154,000
Ronald McClurg	50,000	104,000	—	154,000

Equity Incentive Plan

On April 27, 2020, our Board of Directors adopted the 2020 Stock Incentive Plan, or the Plan, which was approved by our shareholders on April 27, 2020, and became effective on such date. The following is a summary of certain significant features of the Plan. The information which follows is subject to, and qualified in its entirety by reference to, the Plan document itself, which is filed as an exhibit to the registration statement of which this prospectus forms a part.

Purposes: The purpose of the Plan is to provide a means whereby employees, directors and consultants of our company, its subsidiaries and affiliates develop a sense of proprietorship and personal involvement in the development and financial success of our company, and to encourage them to devote their best efforts to the business of our company, thereby advancing the interests of our company and its shareholders. A further purpose of the Plan is to provide a means through which we may attract able individuals to provide services to or for the benefit of our company and to provide a means for such individuals to acquire and maintain share ownership in our company, thereby strengthening their concern for the welfare of our Company.

Types of Awards: Awards that may be granted include incentive share options, non-qualified share options, share appreciation rights and restricted awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our Common Stock and the award holder’s continuing service with our company.

Eligible Recipients: Persons eligible to receive awards under the Plan will be those officers, employees, directors and consultants of our Company and its subsidiaries who are selected by the administrator.

Administration: The Plan is administered by our compensation committee. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Shares Available: The maximum number of Common Stocks that may be delivered to participants under the Plan is 4,000,000, subject to adjustment for certain corporate changes affecting the shares, such as share splits, if applicable. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan.

Share Options:

General. Share options give the option holder the right to acquire from us a designated number of Common Stock at a purchase price that is fixed upon the grant of the option. Share options granted may be either tax-qualified share options (so-called “incentive share options”) or non-qualified share options. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of share options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for share options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive share option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive share option grants to any person owning more than 10% of our voting power must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made either: (i) in cash or its equivalent; (ii) by tendering (either by actual delivery or attestation) previously acquired shares having an aggregate fair market value at the time of exercise equal to the exercise price; (iii) a cashless exercise (broker-assisted exercise) through a “same day sale” commitment; (iv) by a combination of (i), (ii), and (iii); or (v) any other method approved or accepted by the administrator in its sole discretion.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting power, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive share option is an option that is intended to qualify under certain provisions of the Code for more favorable tax treatment than applies to non-qualified share options. Any option that does not qualify as an incentive share option will be a non-qualified share option. Under the Code, certain restrictions apply to incentive share options. For example, the exercise price for incentive share options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive share option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive share options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive share options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate fair market value in excess of $100,000, measured at the grant date.

Share Appreciation Rights: Share appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When an SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. Again, the exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment - the appreciation value - either in cash or shares valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted Awards: Restricted awards are shares awarded to participants at no cost. Restricted awards can take the form of awards of restricted share, which represent issued and outstanding shares subject to vesting criteria, or restricted share units, which represent the right to receive shares subject to satisfaction of the vesting criteria. Restricted share awards are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Performance Criteria: Under the Plan, one or more performance criteria will be used by the administrator in establishing performance goals. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as share splits, share dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board of directors also has the authority, at any time, to discontinue the granting of awards. The board of directors also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment will, without the approval of our shareholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the Plan, change the persons eligible for awards under the Plan, extend the time within which awards may be made, or amend the provisions of the Plan related to amendments. No amendment that would adversely affect any outstanding award made under the Plan can be made without the consent of the holder of such award.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2025.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during the year ended December 31, 2025.

401(k) Plan

We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to make pre-tax and after-tax contributions of eligible compensation up to certain Code limits, which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) Internal Revenue Code of 1986, as amended, or the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made and pre-tax contributions and earnings on pre-tax and after-tax contributions are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

Clawback Policy

We maintain a compensation recovery policy that is compliant with the SEC rules and applicable stock exchange listing rules, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 2026 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws.

The information contained in this table is as of April 15, 2026. At that date 1,967,588 shares of our common stock were outstanding.

		Number of Shares Beneficially Owned		Beneficial Ownership Percentages
Name and Address of Beneficial Owner (1)	Title	Common Stock	Series A Super Voting Preferred Stock(2)	Percent of Common Stock	Percent of Series A Super Voting Preferred Stock	Percent of Voting Stock (3)
Officers and Directors
Ronald McClurg	Director	—	—	*	—	*
Jainal Bhuiyan	Director	—	—	*	—	*
Dave Rosa	Director	—	—	*	—	*

Suresh Venkatachari	Founder	5	20,000	0.67%	100%	96.35%

*	Less than 1%.

(1)	The principal address of the named officers, directors and 5% stockholders of the Company is c/o Healthcare Triangle, Inc., 7901 Stoneridge Drive, Suite # 210, Pleasanton, CA 94588.
(2)	Entitles the holder to 1,000 votes per share and votes with the common stocks as a single class.
(3)	Represents total ownership percentage with respect to all shares of common stock, options and Series A Super Voting Preferred Stock, as a single class.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

A. Identification of related parties

The following entities and individuals are considered related parties, along with the nature of the relationship:

Name of the related party	Nature of relationship
SecureKloud Technologies Limited (“SKL”)	Common control and ownership by the Company’s Series A preferred stockholder, and a resources and service provider to the Company
SecureKloud Technologies Inc. (“SKI”)	Wholly owned subsidiary of SecureKloud Technologies Limited and a resources and service provider to the Company
Blockedge Technologies Inc. (“Blockedge”)	Wholly owned subsidiary of SecureKloud Technologies Limited, and a resources and service provider to the Company
Suresh Venkatachari(1)	Founder, and the Company’s Series A preferred stockholder, and President & CEO of SecureKloud Technologies Limited with ~42% voting rights of SecureKloud Technologies Limited
Dave Rosa	Chairman, and Independent Board Director (also the Chairman of the Compensation Committee and a member of the Audit Committee)
Jainal Bhuiyan	Independent Board Director (also a member of the Audit Committee and Chairman of the Nominating and Corporate Governance Committee)
Ron McClurg	Independent Board Director (also the Chairman of the Audit Committee, and member of the Compensation Committee and Nominating and Corporate Governance Committee)
Shibu Kizhakevilayal (2)	Executive Board Director and Ex-Head of M&A
Sujatha Ramesh(3)	Executive Board Director and Chief Operating Officer (key management personnel and chief operating decision maker)
David Ayanoglou(4)	Chief Financial Officer (key management personnel and chief operating decision maker)
Thyagarajan Ramachandran(4)	Chief Financial Officer (key management personnel and chief operating decision maker)
Lakshmanan Kannappan(5)	Chief Information and Security Officer

(1)	Refer note 3.10 in the financial statements for the year ended December 31, 2025, for details.
(2)	Shibu Kizhakevilayal is a former Board Executive Director, who ceased to be a Director, effective April 10, 2025.
(3)	Sujatha Ramesh was appointed as Chief Operating Officer of the Company effective March 18, 2025, and as the Board Executive Director effective April 10, 2025.
(4)	David Ayanoglou was appointed as Chief Financial Officer of the Company effective April 9, 2025, in place of Thyagarajan Ramachandran, who was the previous Chief Financial Officer until April 8, 2025.
(5)	Lakshmanan Kannappan was Principal Executive Officer during the year ended December 31, 2024, and was appointed as Chief Information and Security Officer from January 1, 2025, until his resignation effective December 31, 2025.

B. Transactions details:

On January 1, 2025, the Company entered into a Master Service Agreement with SecureKloud Technologies Inc. (“SKI”) and Securekloud Technologies Limited (“SKL). The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. As per the Master Services Agreement, SKI and SKL provide technical resources according to the statement of work from the Company. Pricing is determined using a cost-plus model, with a markup of 18% on cost, to ensure that the transactions comply with the arm’s length principle in accordance with the applicable transfer pricing regulations.

In accordance with the Master Services Agreement, the Company provides resources to Blockedge Technologies, Inc. relating to technical services according to the statement of work from the Company. The Company also receives management and administrative services from Blockedge Technologies, Inc.

In addition, on January 1, 2025, the Company entered into a Rental Sublease Agreement with SecureKloud Technologies Inc. (“SKI”), The initial term of the agreement between SKI and the principal lessor is twenty-four months, which is extendable based on mutual consent. As per the terms of the Rental Sublease Agreement, the cost incurred by SKI on behalf of the Company are settled at cost.

The advance as of December 31, 2025, is $3.8 million as compared to $0.5 million as of December 31, 2024. The advance is unsecured, non-interest bearing and is expected to be settled in the ordinary course of business, (see also note 9, Subsequent Events) as outlined below:

-	SecureKloud Technologies Limited(*) (a public company in India) advance as of December 31, 2025, is $3.8 million (including the balance previously owed by SecureKloud Technologies Inc.,(*) as of December 31, 2024, and advance paid to Blockedge during the year ended December 31, 2025) as compared to nil as of December 31, 2024, and

-	SecureKloud Technologies, Inc.(*), advance as of December 31, 2025, is nil as compared to $0.5 million as of December 31, 2024.

(*)	During the year ended December 31, 2025, the Company, together with SecureKloud Technologies Limited and SecureKloud Technologies, Inc., entered into a tripartite agreement dated March 25, 2025, pursuant to which, SecureKloud Technologies Limited took over all the contractual obligations, outstanding balance and transactions between the Company and SecureKloud Technologies, Inc. Accordingly, the balance receivable from SecureKloud Technologies Inc., has since been novated to SecureKloud Technologies, Limited as of the effective date of the novation. No consideration was exchanged as part of the novation.

C. Related party transactions:

Following are the transactions with related parties during the periods presented:

		Year ended December 31,
Related Parties	Nature of transactions	2025	2024**
		Amounts in ‘000
SecureKloud Technologies Limited (“SKL”)	Services received	$(2,128)	$-
	Amount collected from customers on behalf of the related party	(4)
	Amounts advanced	3,173	-
SecureKloud Technologies, Inc. (“SKI”)	Services received	(269)	(3,603)
	Amounts advanced(***)	1,666	3,796
	Services rendered	138	-
	Amounts collected by related party on behalf of the Company	407	-
	Rent expenses paid	(177)	(135)
Blockedge Technologies, Inc. (“Blockedge”)	Services received	(70)	-
	Amounts advanced(****)	415	-
	Revenue earned	9	-
	Accounts receivable	9	-
Dave Rosa	Remuneration (including stock options)	120	120
Jainal Bhuiyan	Remuneration (including stock options)	50	50
Ron McClurg	Remuneration (including stock options)	50	50
Sujatha Ramesh	Remuneration	229	-
David Ayanoglou	Remuneration	257	-
Thyagarajan Ramachandran	Remuneration	78	278
Suresh Venkatachari	Remuneration	300	300
Shibu Kizhakevilayal	Remuneration	24	158
Lakshmanan Kannappan	Remuneration	$367	$-

(**)	Prior year figures have been reclassified for the purpose of comparison.
(***)	Advance given to SKI was novated to SKL as mentioned in “B” above.
(****)	Advance given to Blockedge was transferred to SKL as mentioned in note 3.5 to the consolidated financial statements.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The table below presents the aggregate fees billed for professional services rendered by M/s. SRCO Professional Corporation - Chartered Professional Accountants, and M/s. M&K CPAS LLC for the years ended December 31, 2025, and 2024, respectively.

	2025	2024
Audit fees	$303,180	$228,000
Administrative fees	$30,320	$22,800
All other fees	-	-
Total fees	$333,500	$250,800

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b)	Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S- 1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.4	Certificate of Amendment to Certificate of Incorporation of Healthcare Triangle, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on August 1, 2025)
3.5	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of Healthcare Triangle, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the SEC on August 1, 2025)
3.6	Certificate of Amendment to Certificate of Incorporation of Healthcare Triangle, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2026s)
3.7	Series A Super Voting Preferred Stock Certificate of Designation(incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.8	Series A Super Voting Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
4.1	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333- 259180), filed with the SEC on October 8, 2021)
4.2	Form of Senior Secured 15% Original Issue Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
4.4*	Description of Securities
4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.6	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.8	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on October 8, 2025)
4.9	Form of Advisor Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on October 8, 2025)
4.10	Form of Senior Unsecured Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on November 21, 2025)
4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 27, 2026)
10.1	Asset Transfer Agreement, dated January 1, 2020 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.2	Equity Purchase Agreement, dated May 8, 2020 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.3	The Company’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S- 1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.4	Form of Grant (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.5	IT Master Services Agreement effective as of May 1, 2017 between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.6	Form of Statement of Work under Master Services Agreement between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.7	Form of Common Stock Purchase Warrant to be issued to the Placement Agent for the Note and Warrant Private Offering (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.8	Board Agreement, dated as of July 13, 2023, by and between the Company and Dave Rosa. (incorporated…the Company’s current report on Form 8-K, filed with the SEC on July 14, 2023)
10.9	Asset Transfer Agreement, by and between Healthcare Triangle, Inc. and SecureKloud Technologies, Inc., dated October 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on October 25, 2024)
10.10	Employment Agreement between Healthcare Triangle, Inc. and Ms. Sujatha Ramesh, dated March 18, 2025. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on March 24, 2025)
10.11	Employment Agreement between Healthcare Triangle, Inc. and Mr. David Ayanoglou, dated April 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April 11, 2025)
10.12	Asset and Stock Transfer Agreement, dated June 16, 2025, by and among Healthcare Triangle, Inc., through its wholly owned subsidiary QuantumNexis Inc., and Niyama Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on June 23, 2025)

10.13	Amendment No. 1 to Asset Transfer Agreement, dated August 28, 2025, by and between Healthcare Triangle, Inc. and Niyama Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on September 2, 2025)
10.14	Form of Warrant Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on October 8, 2025)
10.15	Sales Agreement dated November 18, 2025 by and between Healthcare Triangle, Inc. and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K, filed with the SEC on November 19, 2025)
10.16	Form of Securities Purchase Agreement, dated as of November 20, 2025, by and between Healthcare Triangle, Inc. and the Investor(s) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 21, 2025)
10.17	Form of Registration Rights Agreement, dated as of November 20, 2025, by and between the Company and the Investor(s) (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on November 21, 2025)
10.18	Form of Securities Purchase Agreement, dated as of November 20, 2025, by and between the Company and the Investor(s) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 21, 2025)
10.19	Form of Registration Rights Agreement, dated as of November 20, 2025, by and between the Company and the Investor(s) (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on November 21, 2025)
10.20	Advance Agreement, dated December 5, 2025, among Healthcare Triangle, Inc., and Teyame AI LLC, a St Kitts and Nevis corporation (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 10, 2025)
10.21	Share Purchase Agreement, dated as of January 22, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on January 28, 2026)
10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 27, 2026)
10.23	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 27, 2026)
10.24	Platform Development Agreement, dated April 7, 2026, by and among Healthcare Triangle, Inc., SecureKloud Technologies Limited and Blockedge Technologies Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April 10, 2026)
21.1*	List of Subsidiaries of the Company
23.1*	Consent of M&K-CPAS-PLLC
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Healthcare Triangle, Inc. Clawback Policy, effective November 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 29, 2023)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Triangle, Inc.

Date: April 15, 2026	By:	/s/ Sujatha Ramesh
Sujatha Ramesh
Chief Operating Officer, Board Executive Director and Principal Executive Officer (SEC)

Healthcare Triangle, Inc.

Date: April 15, 2026	By:	/s/ David Ayanoglou
David Ayanoglou
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2026.

Signature	Title

/s/ Dave Rosa	Chairman of the Board and Director
Dave Rosa

/s/ Sujatha Ramesh	Chief Operating Officer, Board Executive Director and Principal Executive Officer (SEC)
Sujatha Ramesh

/s/ David Ayanoglou	Chief Financial Officer (principal financial and accounting officer)
David Ayanoglou

/s/ Ronald McClurg	Director
Ronald McClurg

/s/ Jainal Bhuiyan	Director
Jainal Bhuiyan