Form 10-K/A
period 2025-12-31
Healthcare Triangle, Inc.
filed 2026-04-16
CIK 1839285

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

 EXPLANATORY NOTE

Healthcare Triangle, Inc. (the “Company”) previously filed its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. This Amendment No. 1 to the Original Form 10-K (this “Amendment”) is being filed solely to correct a clerical error in the signature of SRCO Professional Corporation, an independent registered public accounting firm, on their audit report relating to the Company’s consolidated financial statements for the fiscal year ended December 31, 2025 contained in the Original Form 10-K (the “Original Audit Report”).The Amendment amends and restates the Original Audit Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes the complete text of Part II, Item 8 and also contains new certifications by the principal executive officer and the principal financial officer of the Company as required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV of the Original Form 10-K is hereby amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K including, without limitation, the financial statements, other than the amendment to the Original Audit Report. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. Capitalized terms used, but not defined herein, shall have the meanings ascribed to them in the Original Form 10-K.

PART II

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

/s/ SRCO Professional Corporation
SRCO Professional Corporation

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

Liquidity Risk

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

These amounts were advanced in connection with the Company’s engagement of its related parties, SecureKloud Technologies Limited (“SKL”) and Blockedge Technologies Inc. (“Blockedge”), who were engaged to design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property, intended to support the Company’s current and future product offerings at a cost not-to-exceed $3,200. The definitive development agreement was executed subsequent to December 31, 2025. As discussed in Note 9, Subsequent Events, the Company, after obtaining Board approval, has formalized this arrangement through a written agreement effective March 31, 2026, pursuant to which the advances are to be applied against future project billings.

Pursuant to this arrangement, $3,200 out of the total advance payment of $3,826 during the year ended December 31, 2025, is towards development of an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property for the Company, whereas the balance of $626 is the advance payment for provision of certain project delivery, support and ongoing administrative services, expected to be offset against future billings in the normal course of business.

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

2. Pioneer Garage

On October 9, 2024, the Company and an investor entered an agreement to issue to the investor, 20% OID Promissory note for proceeds of $1,000. The original agreement contained the terms to mutually extend the maturity date of the note up to January 31, 2025. The Company renegotiated the extension of the original maturity of the note by three months from December 8, 2024, to March 8, 2025, and increased the maturity value of the note to $1,500 as per the terms of the note. The Company recorded an amount of $500 as an OID, of which $227 was amortized during the year ended December 31, 2024, whereas $223 was amortized during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company repaid convertible note amounting to $1,500.

HEALTHCARE TRIANGLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

3. 2025 Convertible Notes

On November 20, 2025, the Company issued senior unsecured convertible notes (the “2025 Debentures”) to two unrelated institutional investors. The 2025 Debentures have an aggregate face value of $15,000 and were issued for aggregate proceeds of $12,000. The 2025 Debentures mature one year from issuance and do not bear a stated coupon. Accordingly, the 2025 Debentures mature on November 20, 2026. The difference between the aggregate face value of $15,000 and the proceeds of $12,000 represents an original issue discount of $3,000, which is reflected in the initial fair value measurement of the debentures. If the 2025 Debentures are not converted prior to maturity, the Company would be required to settle the outstanding face value in cash on November 20, 2026. Management’s ability to satisfy this obligation is dependent on the holders electing conversion or the Company securing alternative financing prior to maturity. This obligation has been considered as part of management’s going concern assessment as discussed in Note 1.

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

4)	During January and February 2026, the holders of the 2025 Debentures (see note 3.6) converted $10,505 (fair value basis) of the outstanding Debentures into 451,437 shares of common stock (27,086,245 shares pre reverse-split of one-for-sixty, effective February 10, 2026). In addition, the Company elected to repay $1,670 to the Debenture holders through cash repayment.

5)	On March 31, 2026, the Company, after obtaining Board approval, formalized its arrangement with SecureKloud Technologies Limited (“SKL”) and Blockedge Technologies Inc. (“Blockedge”), to design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property, intended to support the Company’s current and future product offerings at a cost not-to-exceed $3,200. Pursuant to this agreement, the advances paid during the year ended December 31, 2025, to these related party contractors, are to be applied against future project billings. Under the said agreement, SKL, as lead contractor, will design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property for the Company. The agreement provides for monthly project billings to be offset against the advances. As part of the agreement, the advance paid to Blockedge will be transferred to SKL for settlement purposes. The intellectual property developed under the arrangement will be owned exclusively by the Company. The project is expected to be completed during 2027.

The Company has evaluated subsequent events through April 13, 2026, the date on which the consolidated financial statements were issued and has determined that no other material subsequent events have occurred that would require disclosure.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Amendment sets forth the additional exhibits required to be filed with this Amendment.

(b)	Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

1

EXHIBIT INDEX

Exhibit No.	Description
31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Previously filed.

**	Filed herewith.

***	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Triangle, Inc.

Date: April 16, 2026	By:	/s/ Sujatha Ramesh
Sujatha Ramesh
Chief Operating Officer, Board Executive Director and Principal Executive Officer (SEC)

Healthcare Triangle, Inc.

Date: April 16, 2026	By:	/s/ David Ayanoglou
David Ayanoglou
Chief Financial Officer (Principal
Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2026.

Signature	Title

/s/ Dave Rosa	Chairman of the Board and Director
Dave Rosa

/s/ Sujatha Ramesh	Chief Operating Officer, Board Executive Director and Principal Executive Officer (SEC)
Sujatha Ramesh

/s/ David Ayanoglou	Chief Financial Officer (principal financial and accounting officer)
David Ayanoglou

/s/ Ronald McClurg	Director
Ronald McClurg

/s/ Jainal Bhuiyan	Director
Jainal Bhuiyan

4