Form 10-Q
period 2026-03-31
Healthcare Triangle, Inc.
filed 2026-05-14
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐  No ☒

As of May 13, 2026, 2,027,783 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

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

ii

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

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial statements (In thousands of US $, unless otherwise noted)

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Balance Sheets

		March 31,	December 31,
	Note	2026	2025
		(Unaudited)	(Audited)

Assets
Current assets
Cash and cash equivalents		$4,315	$7,625
Accounts receivable, net	3	8,367	2,070
Advances	8	3,826	3,826
Other current assets	4	2,387	3,456
Total current assets		18,895	16,977
Furniture and equipment, net	6	1,330	5
Other intangible assets, net	5	55,219	2,808
Goodwill	5	2,946	2,946
Operating lease right-of-use assets	7	1,166	-
Other non-current assets		204	-
Deferred tax asset		402	-
Total assets		$80,162	$22,736

Liabilities and stockholders’ equity
Current liabilities
Accounts payable		$3,288	$744
Short-term borrowing	9	9,088	10,737
Operating lease liabilities	7	454	-
Other current liabilities	10	8,163	1,311
Total current liabilities		20,993	12,792
Long term liabilities
Long term debt	9	629	-
Operating long-term lease liabilities	7	700	-
Contingent consideration	11	5,000	-
Other long-term liabilities		143	-
Total current and long-term liabilities		27,465	12,792
Stockholders’ equity	12
Preferred Stock, par value $0.00001; 10,000,000 authorized
Series A, Super Voting Preferred Stock - 20,000 shares (1,000 votes per share) issued and outstanding as of March 31, 2026, and December 31, 2025, respectively		-	-
Series B Convertible preferred stock, 107 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively		7,435	7,435
Series C Convertible preferred stock (to be issued)		18,000	-
Common stock, par value $0.00001; 2,000,000,000 authorized, 1,846,424 and 142,426 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively		11	11
Non-controlling interest		(61)	(37)
Additional paid-in capital		76,651	45,534
Accumulated deficit		(49,339)	(42,999)
Total stockholders’ equity		52,697	9,944
Total liabilities and stockholders’ equity		$80,162	$22,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

		Three Months Ended March 31,
	Note	2026	2025
Net revenue		$9,855	$3,704
Cost of revenue (exclusive of depreciation and amortization, shown separately below)		7,462	3,375
Gross margin		2,393	329
Operating expenses
Sales and marketing		1,779	373
General and administrative		3,217	1,198
Research and development		85	144
Bad debt expense		125	-
Depreciation and amortization	5,6	810	12
Total operating expenses		6,016	1,727
Loss from operations		(3,623)	(1,398)
Other income		8	111
Changes in fair value	9	(2,435)	-
Interest expense		(85)	(413)
Forex loss		(63)	-
Loss before income tax		(6,198)	(1,700)
Provision for income tax		-	-
Net loss		$(6,198)	$(1,700)
Other comprehensive income (OCI)
Foreign currency translation loss		(166)	-
Comprehensive loss		(6,364)	(1,700)
Comprehensive loss attributable to:
Stockholders		(6,340)	(1,700)
Non-controlling interest		(24)	-

Net loss per common share - basic and diluted, attributable to:
Stockholders	16	(6.81)	(0.17)
Non-controlling interest	16	(0.03)	-
Weighted average shares outstanding used in per common share computations:
Basic and diluted		930,672	659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholder’s Equity

	Preferred stock (Series A)		Preferred stock (Series B)		Preferred stock (Series C, to be issued)		Common stock		Additional paid-in	Non-controlling	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	equity
Three months ended March 31, 2026
Balance at December 31, 2025	20,000	-	107	7,435	-	-	142,426	11	45,534	(37)	(42,999)	9,944

Net loss	-	-	-	-	-	-	-	-	-	(24)	(6,174)	(6,198)

Effects of exchange translation reserve (OCI)	-	-	-	-	-	-	-	-	-	-	(166)	(166)

Common stock and pre-funded warrants issued for acquisition	-	-	-	-	-	-	55,682(*)	-	12,000	-	-	12,000

Preferred stock to be issued for acquisition	-	-	-	-	-	18,000	-	-	-	-	-	18,000

Common stock issued for cash	-	-	-	-	-	-	515,326	-	5,387	-	-	5,387

Conversion of debt to equity	-	-	-	-	-	-	451,437	-	10,167	-	-	10,167

Equity issued pursuant to a financing arrangement	-	-	-	-	-	-	681,553	-	3,563	-	-	3,563

Balance at March 31, 2026	20,000	-	107	7,435	-	18,000	1,846,424	11	76,651	(61)	(49,339)	52,697

(*) See note 5(B) for details on common stock and pre-funded warrants issued in connection with the acquisition.

	Preferred stock (Series A)		Preferred stock (Series B)		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Three months ended March 31, 2025
Balance at December 31, 2024	6,000	$-	107	$7,435	380	-	$21,022	$(33,571)	$(5,114)
Net loss	-	-	-	-	-	-	-	(1,700)	(1,700)
Shares issued for services	14,000	-	-	-	9	-	88	-	88
Common Stock issued for cash	-	-	-	-	470	-	95	-	95
Prefunded warrants issued for cash (1)	-	-	-	-	-	-	395	-	395
Series B (cashless warrants) (2)	-	-	-	-	-	-	14,710	-	14,710
Expenses relating to funding	-	-	-	-	-	-	(1,524)	-	(1,524)
Conversion of Debt to Equity	-	-	-	-	176	-	1,191	-	1,191
Shares issued for acquisition (Contingent Consideration)					40	-	400	-	400
Issue of Options (ISO/NSO)	-	-	-	-	-	-	36	-	36
Balance at March 31, 2025	20,000	$-	107	$7,435	1,075	-	$36,413	$(35,271)	$8,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

		Three Months Ended March 31,
	Note	2026	2025
		(In ‘000)
Cash flows from operating activities
Net loss		$(6,198)	$(1,700)
Adjustment to reconcile net loss to net cash provided by / (used in) operating activities
Depreciation and amortization		810	12
Change in fair value		2,435	-
Common stock issued for services		-	88
Amortization of debt discount		-	223
Other income		-	(110)
Stock compensation expenses		-	36
Interest expenses		89	-
Interest expenses settled by equity		-	316
Bad debt expense		125	-
Changes in working capital:
Increase in:
Accounts receivable		(1,542)	(797)
Other current assets		(1,284)	(785)
Due from affiliates		-	(1,448)
Accounts payable		(280)	(820)
Other current liabilities		(1,019)	(572)
Net cash used in operating activities		(6,864)	(5,557)

Cash flows from investing activities
Purchase of furniture and equipment		(22)	-
Acquisition of Teyame	5	(6,000)	-
Net cash used in investing activities		(6,022)	-

Cash flows from financing activities
Net proceeds from short-term borrowing	9	548	186
Net proceeds from long-term debt	9	269	-
Payment of lease liability	7	(137)	-
Repayment of convertible note		-	(1,500)
Proceeds from equity issuance		8,881	13,677
Interest paid		(83)	-
Net cash provided by financing activities		9,478	12,363

Cumulative translation adjustment		98	-

Net increase / (decrease) in cash and cash equivalents		(3,310)	6,806

Cash and cash equivalents
Cash and cash equivalents at the beginning of the year		7,625	20
Cash and cash equivalents at the end of the period		$4,315	$6,826

Supplementary disclosure of cash flows information
Interest		$-	$413
Conversion of debt to equity		10,165	1,191
Acquisition of Teyame (see note 5[B] for details)		$41,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

1) Basis of Preparation of Unaudited Condensed Consolidated Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The December 31, 2025, consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2026, the results of operations, comprehensive loss, stockholders’ deficit, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any future period. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed consolidated financial statements.

All intercompany balances and transactions have been eliminated upon consolidation.

Certain balances from the prior fiscal year have been reclassified to conform to the current period presentation.

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

Effective January 1, 2026, the Company, through its wholly owned subsidiaries, Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) (see note 5[B] for details), operate together as an integrated platform providing AI-powered omnichannel customer experience, marketing, and financial/insurance distribution services.

Teyame leverages its technology solutions to provide customer engagement services that combine artificial intelligence, telemarketing, and contact center operations to support customer acquisition, retention, and service. Its platform enables enterprises particularly in financial services, insurance, and healthcare to manage end-to-end customer interactions across multiple channels.

Datono complements this platform as an insurance brokerage entity, facilitating the marketing and sales of insurance products. Together, the companies form a vertically integrated model combining customer acquisition technology with distribution capabilities, particularly in regulated sectors such as insurance.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Liquidity Risk

The Company incurred loss from operations of $3,623, had negative operating cash flows of $6,864, and accumulated deficits of $49,339 for the quarter ended March 31, 2026. Management evaluated these conditions and concluded that they have been sufficiently mitigated by the Company’s net assets of $52,697 (including cash and cash equivalents of $4,315) at March 31, 2026, and gross proceeds of $484 raised through equity issuance subsequent to the quarter-end. Accordingly, management has concluded that the Company has sufficient resources to fund operations and meet its obligations as they become due for a period of at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

2) Summary of Significant Accounting Policies

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

The Company accounts for revenue from a contract after it is approved by the customer, and after ensuring that the rights of each party regarding the services to be transferred, the payment terms, the commercial substance, and the collectability is ascertained. In assessing collectability, the company applies judgment and considers factors such as the customer’s credit profile, past payment behavior, and the nature and geography of the customer relationship

Contract modifications, such as changes in scope, rates, or duration, are assessed to determine whether they should be accounted for as a separate contract or as part of the existing contract. A modification is treated as a separate contract when it adds services at a price that reflects their standalone selling price. Otherwise, the modification is combined with the existing contract, and the transaction price is updated on a prospective or cumulative catch-up basis, as appropriate.

When it becomes probable that total costs to satisfy a contract will exceed the transaction price, the expected loss is recognized in full in the period in which the loss becomes probable and can be reasonably estimated, regardless of whether work has commenced under the contract.

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

C. Customer Engagement Services

The Customer Engagement Services segment includes services rendered to financial institutions in connection with the promotion and distribution of banking and credit products; services provided as an external collaborator to insurance intermediaries in the distribution of insurance products; outbound and inbound telemarketing; customer acquisition campaigns; appointment setting; customer service and satisfaction surveys; and technology-enabled digital marketing and customer-interaction services that support customers’ digital customer-acquisition and customer-care strategies.

Under these arrangements, the company typically acts as an intermediary or service provider, identifying and contacting potential customers or insureds, explaining product features, collecting and submitting applications or leads, and performing related administrative tasks and customer-care activities in accordance with the instructions, scripts and quality standards agreed with each customer. Consideration may be in the form of commissions based on approved and issued banking or credit products or concluded or renewed insurance policies, or service fees based on time-and-effort, unit-based pricing, fixed price per completed output, or milestone-based pricing, as specified in the contract.

Commission revenue is recognized when the company’s services under the relevant transaction have been performed and the specified conditions have been met under the contract. Revenue from time-based or unit-based services is recognized as the underlying services are performed and the corresponding measurable outputs are delivered in accordance with the contract. Revenue under fixed-price or milestone-based arrangements is recognized over time as the related services are performed and contractual milestones are achieved.

D. Corporate and Others

This segment includes Platform Services revenue, alongside unallocated corporate head office costs. A typical Platform Services contract would provide for some or all of the following types of services being provided to the customer: Data Analytics, Backup and Recovery, through our Platform with contract terms unique to each customer. The Company delivers Platform Services through its proprietary platform. Where third-party technology or infrastructure is included in the arrangement, the Company evaluates whether it is acting as principal or agent based on whether it controls the service before transfer to the customer.

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

Fair Value Measurements

	March 31, 2026
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$4,315	—	—	$4,315
Financial liabilities:
2025 Convertible Notes(*) (refer note 9[B])	—	—	$1,141	$1,141
Operating lease liabilities	—	—	$1,154	$1,154
Debt with credit institutions	$8,467	—	—	$8,467

(*)	2025 Convertible Notes is part of short-term borrowing.

	December 31, 2025
	Fair Value Measured Using
	Level 1	Level 2	Level 3		Total

Financial Assets:
Cash and cash equivalents	$7,625	—	—		$7,625
Financial liabilities:
2025 Convertible Notes (refer note 9[B])	$—	$—	$10,543	**	$10,543

(**)	Corresponding figures have been rearranged for the purposes of comparison.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Concentration

The Company monitors the credit worthiness of its customers through various factors, including review of their financial statements and other associated information. For the quarters ended March 31, 2026, and 2025, sales to five major customers accounted for approximately 49% and 57% of total revenue respectively. For the quarters ended March 31, 2026, and 2025, accounts receivable from five major customers accounted for approximately 57% and 59% of the total accounts receivable.

As of March 31, 2026, and December 31, 2025, the Company had $3,129 and $6,503 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

3) Accounts Receivable, net

	March 31, 2026	December 31, 2025
Accounts receivable, gross	$8,694	$2,272
Less: Allowance for doubtful accounts (current expected credit loss)	(327)	(202)
Accounts receivable, net	$8,367	$2,070

As at March 31, 2026, the Company remeasured its allowance for current expected credit loss to $327, showing a net increase of $125 from the balance as at December 31, 2025.

Current Expected Credit Loss movement*:

	March 31, 2026	December 31, 2025
Opening balance	$202	$185
Provision for the period / year	125	17
Closing balance	$327	$202

*	During the quarter ended March 31, 2026, and year ended December 31, 2025, the Company collected nil and $117 respectively.

4) Other current assets

	March 31, 2026	December 31, 2025
Prepaid expenses	$519	$267
Advance to acquire Teyame (see note 5[B] for details)	-	3,000
Receivable from Spartan Capital (see note 12[D] for equity financing details)	914	-
Unbilled revenue	542	3	*
Others	412	186	*
Total	$2,387	$3,456

*	Corresponding figures have been rearranged for the purposes of comparison.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

5) Goodwill and Other Intangible Assets

		March 31, 2026	December 31, 2025
Goodwill	(see ‘A’ below)	$2,946	$2,946

Other intangible assets, net	(see ‘B and C’ below)	$55,219	$2,808

A)	On June 16, 2025 (the “Closing date”), Healthcare Triangle, Inc. through its wholly owned subsidiary Quantum Nexus Inc. (the “Company”) and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, South East Asia, and Europe (the “Seller”) entered into an Asset and Stock Transfer Agreement (ATA). Pursuant to the ATA, the Company agreed to purchase the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - Hospital Information Systems SaaS Provider (the “Transferred Equity”), as a whole and as a going concern in exchange for the Purchase Price, which comprised the following:

(1) $1,494 in cash, (2) $4,601 in equity consideration; and (3) up to $1,200 (having a fair value of nil as of March 31, 2026, and December 31, 2025) in earn-out payments contingent on first-year financial performance targets to be agreed mutually.

The transaction resulted in recognition of goodwill with a carrying value of $2,946, as of March 31, 2026, and December 31, 2025. There are no impairment indicators as at March 31, 2026, and December 31, 2025.

B)	On January 22, 2026, Healthcare Triangle, Inc. entered into a share purchase agreement to acquire Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) through its wholly owned subsidiary Teyame AI Holdings Inc., effective January 1, 2026. The aggregate purchase price for the Acquired Companies is up to $50,000, subject to the terms and conditions set forth in the Share Purchase Agreement. The consideration consists of a cash payout of $15,000, with the balance settled through issuance of a combination of the Company’s common stock, preferred stock, with an additional earnout component payable in the Company’s preferred stock upon achievement of specified post-closing performance targets.

The cash consideration includes: (i) $3,000 paid during 2025 pursuant to an advance agreement dated December 3, 2025, (ii) $6,000 paid during January, 2026 (iii) $3,200 paid on April 20, 2026, and (iv) $2,800 payable on the earlier of the conditions being met as outlined in the Share Purchase Agreement, or six months from the date of the Share Purchase Agreement (but in no event prior to April 29, 2026).

The equity consideration includes (a) restricted shares or pre-funded warrants of the Company’s common stock with an agreed value of $12,000 and (b) a series of the Company’s preferred stock with an agreed value of $18,000 that is convertible into the Company’s common stock, subject to Shareholders’ approval. As of March 31, 2026, 55,482 restricted shares of common stock and 424,856 pre-funded warrants convertible to common stocks were issued towards the $12,000 common stock issuance, whereas preferred stocks are yet to be issued. The number of shares of common stock issued as part of the equity consideration, and the number of shares of common stock underlying the preferred stock, are determined by reference to a “Base Price” equal to the average of the volume-weighted average prices (“VWAPs”) of the Company’s common stock for the five trading days immediately prior to the Closing Date, as further defined in the Share Purchase Agreement. The preferred stock is not convertible into common stock until applicable shareholder approval is obtained as contemplated by the Share Purchase Agreement. The Share Purchase Agreement also includes a mechanism intended to limit issuance in excess of 19.99% of the Company’s outstanding common stock immediately prior to issuance, including the issuance of a pre-funded warrant for any excess shares in lieu of issuing shares in excess of such limitation at closing, and provides that the pre-funded warrant would have a nominal exercise price and be exercisable on a cashless basis, subject to the terms of the Share Purchase Agreement.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The Share Purchase Agreement also provides for an earnout payable in the Company’s Series C preferred stock to certain key management employees of the Acquired Companies, with an aggregate value of up to $5,000, subject to achievement of specified annual targets as outlined in the Share Purchase Agreement.

Purchase consideration	Amount
Cash paid	$9,000
Purchase consideration payable	$6,000
Issuance of common stock	$12,000
Issuance of preferred stock	$18,000
Earnout consideration payable	$5,000
Total	$50,000

The Company is in the process of determining the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date in accordance with ASC 805, Business Combinations. As the initial accounting for the business combination is incomplete as of the date of these financial statements, the Company has not yet finalized the purchase price allocation. The provisional amounts recognized reflect management’s best estimates based on information available at this time. The final purchase price allocation, including the determination of fair values of identifiable intangible assets, property and equipment, deferred tax assets and liabilities, and any resulting goodwill, will be completed as soon as practicable and within the measurement period of up to one year from the acquisition date as permitted under ASC 805-10-25-15. Any adjustments to the provisional amounts identified during the measurement period will be recognized in the reporting period in which the adjustment is determined, with a corresponding adjustment to goodwill.

C) Other intangible assets

		March 31, 2026					December 31, 2025
	Useful	Gross		Amortization		Net	Gross		Net
	life	Carrying		expense for	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount		the period	Amortization	Amount	Amount	Amortization	Amount
Intellectual property	3	$3,402		$301	$962	$2,440	$3,402	$660	$2,742
Trademark	3	81		5	21	60	81	15	66
Software	3	450	*	2	436	14	35	35	-
Technology platform	3 - 4	7,123	*	197	4,418	2,705	-	-	-
Intangible assets, total		$11,056		$505	$5,837	$5,219	$3,518	$710	2,808

*	The Company acquired Software and Technology platform as part of the business combination effective January 1, 2026. See note 5(B) for details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

6) Furniture and Equipment

Furniture and equipment consisted of the following:

	March 31, 2026	December 31, 2025

Furniture and equipment, at cost	$5,298	$67
Less: Accumulated depreciation	(3,968)	(62)
Furniture and equipment, net	$1,330	$5

During the quarter ended March 31, 2026, the Company purchased furniture and equipment amounting to $22. In addition, the Company acquired furniture and equipment with a cost of $5,209 and accumulated depreciation of $3,742 as part of the business combination (see note 5[B] for details). Depreciation expenses for the quarters ended March 31, 2026, and 2025 were $163 and $12 respectively. There were no disposals during the current or prior periods presented.

7) Right-of-use Assets

The Company determines if an arrangement contains a lease at inception. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

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

The Company’s principal facility is located in Pleasanton, CA. Lease rental for the quarter ended March 31, 2026, was $19 and whereas rent expenses for the quarter ended March 31, 2025 were $43. Depreciation expense for the ROU asset for the quarter ended March 31, 2026 was $5.

In addition, the Company acquired right-of-use assets and lease liability as part of the business combination (see note 5[B] for details). The Company acquired right-of-use assets with a cost of $3,879 and accumulated depreciation of $2,747 as part of the business combination (see note 5[B] for details). The lease relates to an office building located at Calle Rufino González 21, 28037 Madrid and a vehicle. The lease terms are 84 months for the building and 48 months for the vehicle. The leases were measured using discount rates of 1.50% for building and 6.99% for vehicle, resulting in lease liabilities of $3,823 and $64, respectively as of March 31, 2026. Lease rental and depreciation expense for the quarter ended March 31, 2026, were $114 and $137 respectively.

ROU Asset:

	March 31, 2026		December 31, 2025

Operating right-of-use assets, at cost	$4,401	*	$-
Less: Accumulated depreciation	(3,235	)*	-
Operating right-of-use assets, net	$1,166		$-

* Includes operating right-of-use assets acquired as part of business combination as explained in the note above.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Lease liability:

Future minimum lease obligations under our non-cancellable lease agreement as of March 31, 2026, are as follows:

Fiscal Year	Total
2026	$603
2027	526
2028	76
2029	13
Total	1,218
Less: Imputed interest	(64)
Present value of net future minimum lease payments	1,154
Less: Operating lease liability, current	(454)
Operating lease liability, non-current	$700

	March 31, 2026	December 31, 2025

Operating lease liability, current	$454	-
Operating lease liability, non-current	$700	-

8) Advances

	March 31, 2026	December 31, 2025
Advance to related party contractor - for AI tools and software development	$3,200	$3,200
Advance to related party contractor - for services	626	626
Total Advances	$3,826	$3,826

The balance outstanding from SecureKloud Technologies Limited as of March 31, 2026, and December 31, 2025, is $3,826. The balance is unsecured, non-interest bearing and is expected to be settled in the ordinary course of business, as outlined below:

-	$3,200 was advanced in connection with the design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property, intended to support the Company’s current and future product offerings at a cost not-to-exceed $3,200, and

-	$626 for provision of certain services to the Company. These advances are expected to be settled in the ordinary course of business.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

A.	Related party transactions:

Following are the transactions with related parties during the periods presented:

Related Parties	Nature of transactions	Quarter ended March 31, 2026	Quarter ended March 31, 2025
SecureKloud Technologies Limited, India	Services received	$539	$912
	Amounts advanced	-	1,298
SecureKloud Technologies, Inc.	Services received	-	221
	Amounts advanced	-	785
	Services rendered	-	138
	Amounts collected by related party on behalf of the Company	-	305
	Rent expenses paid	-	43
Blockedge Technologies, Inc.	Services received	60	-
	Amounts advanced	-	54
Key management personnel	Remuneration	235	400
Board of Directors	Compensation	$55	$55

9) Short-Term Borrowing

	March 31, 2026	December 31, 2025
Recourse financing [refer (A) below]	$24	$161
Convertible notes [refer (B) below]	1,141	10,543
Debt with credit institutions – current [refer (C) below]	7,838	-
Others	85	33
Total	$9,088	$10,737

A. Recourse Financing

During 2022, the Company obtained a credit facility from Seacoast Business Funding (SBF), a division of Seacoast National Bank. The funding is against the accounts receivable of the Company and one of its subsidiaries. The maximum amount of advance under the arrangement is $10,000 and the bank may advance upto 90% of the unpaid domestic outstanding accounts under the recourse agreement.

The SBF facility incurred a factoring interest cost of 8.5% during the quarter ended March 31, 2026, amounting to $10 and 8.5% for the quarter ended March 31, 2025, amounting to $16. The gross receivables against which advances were received from such arrangement as at March 31, 2026, and December 31, 2025, were $2,463 and $2,225 respectively.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The carrying amount of associated recourse financing liability was $24 and $161, as of March 31, 2026, and December 31, 2025, respectively.

In addition, a recently acquired subsidiary with an acquisition date of January 1, 2026, of the Company utilizes recourse-based accounts receivable financing arrangement with a number of banks, whereby the subsidiary receives cash against the customer invoices. Under this arrangement, the maximum advance amount available to the subsidiary is $4,038, subject to invoice ageing and related terms. As the arrangement is with recourse, the subsidiary retains the credit risk associated with the underlying receivables and accordingly continues to recognize the related accounts receivable on its balance sheet. Amounts advanced by the bank are recognized as current liability at fair value, which approximates the actual proceeds received due to the short-term nature of the advances, generally ranging from 60 to 120 days. Interest incurred on the advances is recognized as finance expense in the period incurred. Since the arrangement does not constitute a transfer of receivables under applicable accounting standards, no gain or loss is recognized on the transaction.

This facility incurred a factoring interest rate ranging from 2.77% to 3.52% during the quarter ended March 31, 2026, whereas the interest cost amounted to $31. The gross receivables against which advances were received from such arrangement as at March 31, 2026, was $6,170.

The carrying amount of associated recourse financing liability was $3,734 as at March 31, 2026.

B. 2025 Convertible Notes

The following table represents changes in the fair value of the 2025 Debentures for the periods presented:

	March 31, 2026	December 31, 2025
Opening balance - fair value	$10,543	$12,000
Less: Debt repayment	(1,670)	-
Less: Conversions to equity stock (fair value)	(10,167)	(1,416)
Changes in fair value (recognized in earnings)	2,435	(41)
Closing balance - fair value	$1,141	$10,543

As of March 31, 2026, the significant assumptions used by an independent third party valuer in the valuation included the Company’s common stock price of $2.69 per share ($37.95 per share as of December 31, 2025), expected volatility of 87% (90.7% as of December 31, 2025), a risk-free rate of 3.5% (3.53% as of December 31, 2025), and a remaining contractual term of approximately 0.7 years (0.89 years as of December 31, 2025). The valuation also reflected assumptions regarding expected conversion behavior and settlement outcomes over the remaining life of the instruments. In addition, the model was calibrated to observed transaction proceeds. No financing below the contractual floor price is expected in 2026, and accordingly no floor-reset event was incorporated into the March 31, 2026, valuation.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

C. Debt from credit institutions

Teyame and Datono have secured various credit facilities across multiple financial institutions. As of March 31, 2026, the total available credit facilities and loans amounted to $9,989, and the amount withdrawn and utilized as of that date was $8,467, of which $7,838 is due within a period of 12 months from the balance sheet date, whereas $629 is classified as long-term debt with maturity dates falling due beyond 1 year. These loans and facilities carry interest rates ranging from 1.3% - 5.24% and are obtained to cover the working capital and liquidity needs.

Credit institution	Facility type	Interest rate	Conditions	Maturity date	As of January 1, 2026	Additions during the period	Repayments during the period	As of March 31, 2026	Short term	Long term
Caixabank	Working capital	1.30%	Fixed rate	10/26/2026	-	1,503	(1,341)	162	162	-
Bankinter	”	5.24%	Eur 12m + 2.50%	7/23/2026	-	-	-	-	-	-
Banco Santander	”	4.71%	Eur 6m + 2.25%	5/13/2026	-	4,950	(4,615)	335	335	-
BBVA	”	3.56%	Eur 3m + 1.40%	10/5/2026	(1)	3,796	(3,511)	284	284	-
BBVA Click & Pay	”	3.96%	Eur 6m + 1.5%	6/21/2026	252	28	-	280	280	-
Caixabank	”	4.24%	Eur 12m + 1.50%	11/27/2026	(5)	5,784	(5,486)	293	293	-
Abanca	”	1.80%	Fixed rate	7/5/2027	222	488	(480)	230	-	230
Unicaja	”	3.56%	Eur 3m + 1.40%	6/24/2026	-	346	(116)	230	230	-
Ibercaja Multiproducto Multiempresa	”	3.71%	Eur 6m + 1.25%	3/15/2027	443	444	(427)	460	460	-
Targobank	”	1.51%	Fixed rate	5/29/2026	38	-	(19)	19	19	-
Deutsche	”	4.24%	Eur 12m + 1.50%	9/5/2027	-	2,471	(2,299)	172	-	172
Bankia	Long term	1.50%	Fixed rate	4/27/2026	20	-	(15)	5	5	-
Bsabadell	”	4.80%	Eur 12m + 1.10%	4/29/2028	239	-	(25)	214	101	113
Bankinter	Working capital	3.41%	Eur 3m + 1.25%	7/23/2026	180	67	(135)	112	112	-
Caixabank	”	3.36%	Eur 3m + 1.20%	10/22/2026	805	805	(805)	805	805	-
Deutsche	”	3.95%	Eur 6m + 1.50%	7/4/2029	1,267	848	(959)	1,156	1,156	-
Ibercaja Multiproducto Multiempresa	”	3.56%	Eur 3m + 1.25%	3/15/2027	62	31	-	93	93	-
Abanca	”	4.01%	Eur 3m + 1.85%	6/20/2026	230	287	(230)	287	287	-
Caixabank	”	1.30%	Fixed rate	10/26/2026	-	2,701	(2,476)	225	225	-
Bankinter	”	5.24%	Eur 12m + 2.50%	7/23/2026	-	116	(116)	-	-	-
Bankinter Línea Pago Impuestos	”	1.1 trim. %	One-time fee of 1.1% for 3 months	7/23/2026	115	-	(115)	-	-	-
Banco Santander	”	4.32%	Eur 6m + 1.86%	5/11/2026	-	1,550	(949)	601	601	-
BBVA	”	3.56%	Eur 3m + 1.40%	10/5/2026	(2)	3,032	(2,745)	285	285	-
BBVA Click & Pay	”	3.96%	Eur 6m + 1.5%	6/21/2026	287	161	(167)	281	281	-
Caixabank	”	4.24%	Eur 12m + 1.50%	11/27/2026	(2)	4,055	(3,963)	90	90	-
Ibercaja	”	3.56%	Eur 3m + 1.25%	3/15/2027	124	653	(605)	172	172	-
Deutsche	”	4.24%	Eur 12m + 1.50%	9/5/2027	-	1,697	(1,583)	114	-	114
BBVA	Long term	4.60%	Eur 12m + 2.50%	4/27/2026	32	-	(24)	8	8	-
Deutsche	”	3.85%	Eur 12m + 1.65%	11/23/2026	80	-	(22)	58	58	-
Caixabank	Working capital	3.36%	Eur 3m + 1.20%	10/22/2026	1,265	1,266	(1,265)	1,266	1,266	-
Deutsche	”	3.95%	Eur 6m + 1.50%	7/4/2029	230	345	(345)	230	230	-
Ibercaja multipruducto	”				21	-	(21)	-	-	-
					5,902	37,424	(34,859)	8,467	7,838	629

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Fiscal Year	As of March 31, 2026
2026	$7,838
2027	$620
2028	$9

	March 31, 2026	December 31, 2025
Current	7,838	-
Non-current	629	-
Total	$8,467	$-

The debt with credit institutions was acquired as part of the Teyame and Datono business combination on January 1, 2026, and represents liabilities assumed at the acquisition date. No new facilities have been entered into by the consolidated group subsequent to the acquisition date during the quarter ended March 31, 2026.

10) Other current liability

Particulars	March 31, 2026	December 31, 2025
Accrued payroll	$202	$216
Purchase consideration payable (refer note 5[B])	6,000	-
Insurance	-	179
Milestone deposit	249	97
Director’s fees	55	55
Professional fees payable	545	-
Commission accrual	411	411
Accrued liability	270	-
Other	431	353	*
Total	$8,163	$1,311

*	Corresponding figures have been rearranged for the purposes of comparison.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

11) Contingent consideration

On January 22, 2026, Healthcare Triangle, Inc. entered into a share purchase agreement to acquire Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) through its wholly owned subsidiary Teyame AI Holdings Inc., effective January 1, 2026. The aggregate purchase price for the Acquired Companies is up to $50,000, subject to the terms and conditions set forth in the Share Purchase Agreement. The consideration consists of a cash component and equity component, with an additional earnout component payable in the Company’s preferred stock upon achievement of specified post-closing performance targets. The Share Purchase Agreement also provides for an earnout payable in the Company’s preferred stock to certain key management employees of the Acquired Companies, with an aggregate value of up to $5,000, subject to achievement of specified annual targets as outlined in the Share Purchase Agreement. See note 5(B) for details.

12) Stockholder Equity

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

Accordingly, unless indicated otherwise, all the current period and historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Report on Form 10-Q have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. There was no change to the shares authorized or in the par value per share of common stock of $0.00001.

The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. The Company issued fractional shares at the participant level in connection with the Reverse Stock Split.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

A. Common Stock

i.	Equity Issuance and Pre-Funded Warrants for Business Combination

On January 22, 2026, Healthcare Triangle, Inc. entered into a share purchase agreement to acquire Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) through its wholly owned subsidiary Teyame AI Holdings Inc. The aggregate purchase price for the Acquired Companies is up to $50,000, subject to the terms and conditions set forth in the Share Purchase Agreement. The consideration consists of a cash component and equity component, split between common stock amounting to $12,000 and preferred stock amounting to $18,000 (to be issued), with an additional earnout component payable in the Company’s preferred stock upon achievement of specified post-closing performance targets. As of March 31, 2026, 55,482 restricted shares of common stock and 424,856 pre-funded warrants convertible to common stocks were issued towards the $12,000 common stock issuance, whereas preferred stocks are yet to be issued. See note 5(B) for further details.

ii.	Pre-Funded Warrants

●

On February 26, 2026, the Company completed a registered direct offering pursuant to which it issued and sold an aggregate of 681,553 securities at a purchase price of $5.81 per security, consisting of 421,553 shares of common stock and 260,000 pre-funded warrants to purchase shares of common stock, which were exercised immediately upon issuance. The pre-funded warrants were issued in lieu of shares of common stock to certain investors whose purchase of common stock would otherwise have resulted in such investors exceeding applicable beneficial ownership limitations. Each pre-funded warrant had an exercise price of $0.00001 per share, was immediately exercisable, and remained exercisable until exercised in full, subject to the beneficial ownership limitations set forth in the warrant agreement. See below (D) for details.

The Company received net proceeds of approximately $3,563 after deducting commissions and other offering expenses of approximately $397. Consistent with U.S. GAAP, the Company recorded the net amount within additional paid-in capital on the accompanying consolidated balance sheet as the securities met all the criteria for equity classification.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The Company effected a 1-for-60 reverse split of its issued and outstanding common stock on February 10, 2026. The reverse split reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share. The basic and diluted earnings consider the effect of reverse split across the reporting periods.

The movement of warrants during the quarters ended March 31 2026, and 2025, is shown below:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
Warrants	Warrants	price	Term
Outstanding on January 1, 2026	24,765	$509.05	4.74
Granted	260,000	5.81	1,511
Exercised	(260,000)	5.81	(1,511)
Outstanding on March 31, 2026	24,765	509.05	4.49
Exercisable on March 31, 2026	24,765	$509.05	4.49

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
Warrants	Warrants	price	Term
Outstanding on January 1, 2025	65	$119,371	3.05
Outstanding on March 31, 2025	65	119,371	2.80
Exercisable on March 31, 2025	28	$119,371	2.57

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

B. Preferred Stock Series C

On January 22, 2026, Healthcare Triangle, Inc. entered into a share purchase agreement to acquire Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) through its wholly owned subsidiary Teyame AI Holdings Inc. The aggregate purchase price for the Acquired Companies is up to $50,000, of which upto $23,000 (including $5,000 contingent earn-out consideration) is payable through issuance of Series C preferred stocks. These preferred stocks are subject to conversion to common stock in the ratio of 1:1 (one common stock for one preferred stock) at the discretion of the issuer (the Company), in accordance with the terms and conditions set forth in the Share Purchase Agreement. See note 5(B) for details.

C. Conversion of Debt to Equity

During the quarter ended March 31, 2026, the holders of the 2025 Debentures converted a portion of the Debentures into 27,086,245 shares of common stock (451,437 shares post reverse-split of one-for-sixty, effective February 10, 2026). See note 9(B) for details.

D. Equity Financing

During the three months ended March 31, 2026, the Company completed several equity financing activities designed to strengthen liquidity, support working capital needs, and fund general corporate and strategic initiatives.

i.	On February 26, 2026, the Company entered into a securities purchase agreement in connection with a registered direct offering, pursuant to which the Company agreed to sell an aggregate of 681,553 securities at a purchase price of $5.81 per security, for aggregate gross proceeds of approximately $3,960, before placement agent fees of 7% and other offering expenses. The offering consisted of 421,553 shares of the Company’s common stock and 260,000 pre-funded warrants to purchase shares of common stock.

The pre-funded warrants were deemed cashless, and were issued in lieu of common stock to certain investors and are exercisable immediately for an aggregate of 260,000 shares of common stock, subject to customary anti-dilution adjustments, and remain exercisable until exercised in full. The pre-funded warrants also provide for cashless exercise in certain circumstances, including if an effective registration statement or current prospectus is not available for the issuance of the underlying shares.

The Company received net proceeds of approximately $3,563 after deducting commissions and other offering expenses of approximately $397. Consistent with U.S. GAAP, the commissions and offering costs are recorded as a reduction of additional paid-in capital within stockholders’ equity.

ii.	During the quarter ended March 31, 2026, the Company issued shares of its common stock pursuant to its At-the-Market Sales Agreement dated November 18, 2025. The Company sold an aggregate of 515,326 shares of its common stock at the prevailing market prices, generating gross proceeds of approximately $5,522. In accordance with the terms of the Sales Agreement, the Company paid commission totaling 3% of the gross proceeds from each sale, in addition to other customary offering expenses. Total commissions and offering-related costs of approximately $135 were incurred in connection with these issuances. The Company received net proceeds of approximately $5,387 after deducting commissions and other offering expenses. Consistent with U.S. GAAP, the net proceeds are recorded in the additional paid-in capital within stockholders’ equity.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

13) Segment Information

Schedule of operating segment

	Three months ended March 31,		Changes
	2026	2025	Amount	%
Software services	$1,630	$1,652	$(22)	(1)%
Managed services and support	1,280	1,982	(702)	(35)%
Customer engagement services(*)	6,875	-	6,875	100%
Corporate and others	70	70	-	0%
Revenue	$9,855	$3,704	$6,151	166%

(*)	represents segment acquired as part of business combination. See note 5(B) for details.

Operating Results by Operating Segment

Three months ended March 31, 2026
	Software Services	Managed Services	Customer Engagement Services(*)	Corporate and Others	Total
Revenue	1,630	1,280	6,875	70	9,855
Less:
Cost of revenue	(1,384)	(1,016)	(4,850)	(212)	(7,462)
Segmental gross profit/(loss)	246	264	2,025	(142)	2,393
Sales and marketing	(116)	(74)	(47)	(1,542)	(1,779)
General and administrative	(307)	(80)	(1,462)	(1,368)	(3,217)
Bad debts	-	-	-	(125)	(125)
Research and development	-	-	(30)	(55)	(85)
Segmental profit / (loss)	(177)	110	486	(3,232)	(2,813)
Interest expenses	-	-	(70)	(15)	(85)
Depreciation and amortization	(168)	(133)	(502)	(7)	(810)
Other income	-	-	6	2	8
Forex loss	-	-	-	(63)	(63)
Changes in Fair Value	-	-	-	(2,435)	(2,435)
Loss before income taxes	(345)	(23)	(80)	(5,750)	(6,198)
Income tax	-	-	-	-	-
Loss after income taxes	(345)	(23)	(80)	(5,750)	(6,198)

(*)	represents segment acquired as part of business combination. See note 5(B) for details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Three months ended March 31, 2025
Particulars	Software Services	Managed Services	Corporate and others	Total
Revenue	$1,734	$1,900	$70	$3,704
Less:
Cost of revenue	(1,543)	(1,823)	(9)	(3,375)
Segmental gross profit	191	77	61	329
Sales and marketing	(118)	(129)	(126)	(373)
General and administrative	(102)	(112)	(984)	(1,198)
Research and development	-	-	(144)	(144)
Segmental loss	(29)	(164)	(1,193)	(1,386)
Interest expenses	-	-	(413)	(413)
Depreciation and amortization	(6)	(6)	(0)	(12)
Other income	-	-	111	111
Loss before income taxes	(35)	(170)	(1,495)	(1,700)
Income tax	-	-	-	-
Loss after income taxes	$(35)	$(170)	$(1,495)	$(1,700)

Revenue from top 5 customers

Schedule of concentration

	Three months ended March 31, 2026			Three months ended March 31, 2025
Customer	Amount		% of Revenue	Amount	% of Revenue
Customer 1	$2,138	(*)	22%	$754	20%
Customer 2	682	(*)	7%	659	18%
Customer 3	653	(*)	7%	266	7%
Customer 4	652	(*)	7%	233	6%
Customer 5	$637		6%	$188	5%

(*)	represents customer acquired as part of business combination. See note 5(B) for details.

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

15) Stock Based Compensation

	March 31, 2026	December 31, 2025
Opening share options outstanding	2,710	46
Vested / granted during the period / year	1	2,668
Forfeited / expired	-	(4)
Closing share options outstanding	2,711	2,710

Schedule of stock option activity

The employee options balance available under the plan (for issuance) was 3,997,290 and 3,138,276 as of March 31, 2026, and March 31, 2025, respectively.

The following table summarizes the activities for our unvested options for the quarter ended March 31, 2026.

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2026	3	$24,222
Vested	(1)	24,218
Unvested on March 31, 2026	2	$24,222

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The following table summarizes the activities for our unvested options for the quarter ended March 31, 2025.

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2025	7	$24,533
Vested	(2)	25,425
Unvested on March 31, 2025	5	$24,186

16) Loss per share

	Three months ended
	March 31,
	2026	2025
Net loss attributable to common stockholders	$(6,340)	$(1,700)
Net loss attributable to non-controlling interest	$(24)	$-
Weighted average shares outstanding used in basic per common share computations	930,672	659
Basic / Diluted EPS – Stockholders(*)	$(6.81)	$(0.17)
Basic / Diluted EPS – Non-controlling interest(*)	$(0.03)	$-

*	Due to net loss position, basic and diluted weighted average shares outstanding are the same.

17) Subsequent Events

i.	The Company issued 181,295 shares of common stock and sold certain securities generating $484 gross cash proceeds, and incurred expenses pertaining to the fund-raising amounting to $15. The net cash proceeds from the issuance remained $469. Consistent with U.S. GAAP, the net proceeds will be recorded in additional paid-in capital within stockholders’ equity.

ii.	On April 20, 2026, the Company paid $3,200 towards purchase consideration payable for Teyame and Datono acquisition. See note 5(B) for details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

18) New Accounting Pronouncements

A.	Implemented

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. We adopted this ASU on a prospective basis effective January 1, 2026. While this ASU was adopted, we did not elect practical expedient permitted under this ASU. Therefore, the adoption has no impact on our consolidated financial statements.

B.	Not Yet Due

i.	ASU No. 2025-06. In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which is intended to modernize internal-use software guidance by removing all references to project stages and by clarifying the thresholds entities apply to begin capitalizing costs. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are currently evaluating the impact of the standard on our consolidated financial statements.

ii.	ASU No. 2024-03. In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosure, in the notes to the financial statements, of prescribed categories of expenses within relevant income statement captions. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied either on a prospective or retrospective basis. We are currently evaluating the impact of the standard on our consolidated financial statement disclosures.

Recent accounting pronouncements adopted or pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto, and the consolidated financial statements and the related notes thereto all included elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward looking statements as a result of various factors, including those discussed below and elsewhere in this report, and in the sections entitled “Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”)

Overview

Healthcare Triangle, Inc. (the “Company”) is a leading healthcare information technology company focused on advancing innovative, industry-transforming solutions in the areas of cloud services, data science, professional and managed services for the Healthcare and Life Sciences industry.

The Company was formed on October 29, 2019, as a Nevada corporation and then converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after SecureKloud Technologies Inc, transferred its Life Sciences business to us. As of March 31, 2026, we had a total of 41 full time employees and 32 sub-contractors, including 36 certified cloud engineers, 25 Epic Certified EHR experts, 9 MEDITECH Certified EHR experts and 3 Admin sub-contractors. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in the field of technology, investment banking and public markets.

During the period ended March 31, 2026, the Company effected a 1-for-60 reverse split of its issued and outstanding common stock on February 10, 2026. The reverse split reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share.

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

Key Factors of Success

We believe that our future growth, market adoption, success, and the long-term value creation associated Teyame following the acquisition by Healthcare Triangle, Inc (HCTI) will depend on several strategic, operational and technological factors. These factors represent significant opportunities that management must successfully address in order to realize the expected benefits of the acquisition and accelerate the combined company’s growth trajectory.

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

On January 22, 2026, Healthcare Triangle, Inc. entered into a share purchase agreement to acquire Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) through its wholly owned subsidiary Teyame AI Holdings Inc. The aggregate purchase price for the Acquired Companies is up to $50,000, subject to the terms and conditions set forth in the Share Purchase Agreement. The consideration consists of a cash component and equity component, with an additional earnout component payable in the Company’s preferred stock upon achievement of specified post-closing performance targets.

The cash consideration includes: (i) $3,000 paid during 2025 pursuant to an advance agreement dated December 3, 2025, (ii) $6,000 paid during January, 2026 (iii) $3,200 paid on April 20, 2026, and (iv) $2,800 payable on the earlier of the conditions being met as outlined in the Share Purchase Agreement, or six months from the date of the Share Purchase Agreement (but in no event prior to April 29, 2026).

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

Successful Integration of Teyame into the Healthcare Triangle

A critical factor to the success of the acquisition will be Healthcare Triangle’s ability to effectively integrate Teyame’s operations, technology platforms, people, and the go-to-market strategy into HCTI’s broader healthcare operations. The integration process includes aligning product development roadmap, simplifying operational processes, consolidating administrative functions, and creating a combined portfolio of customer impacting solutions.

Healthcare Triangle expects the acquisition to enhance its capabilities in artificial intelligence-driven healthcare technologies, automation, data analytics, and intelligent workflow management. Successful integration will depend on maintaining operational continuity, retaining key personnel and customers, and minimizing disruptions during the transition period.

In addition, the integration of Teyame’s AI-driven capabilities with HCTI’s cloud infrastructure, data platforms, and healthcare technology services is expected to create cross-functional synergies that may improve scalability, customer engagement, and long-term recurring revenue opportunities.

Cross-selling and customer expansion opportunities

The acquisition enables Healthcare Triangle to cross-sell Teyame’s solutions into its existing customer base while simultaneously introducing HCTI’s broader portfolio of cloud, cybersecurity, managed services and data engineering to Teyame’s customers.

This combined customer relationships may increase enterprise engagements and enhance our data, analytics and automation offerings. Healthcare organizations increasingly prefer integrated technology partners capable of delivering end-to-end digital transformation solutions, and the acquisition may strengthen HCTI’s ability to provide such comprehensive offerings.

Future growth will depend on the Company’s ability to execute coordinated sales and marketing initiatives, demonstrate measurable value to customers, and maintain high customer retention and satisfaction levels.

Adoption of Artificial Intelligence (AI) and enhancement of our Healthcare Technology capabilities

The acquisition of Teyame is expected to accelerate the pace of innovation and strengthen HCTI’s strategic positioning within the rapidly growing healthcare artificial intelligence market. Through the acquisition, HCTI intends to expand its scalable AI-driven capabilities and enhance its portfolio of solutions focused on clinical workflow optimization, patient engagement, operational efficiency, predictive analytics, and intelligent automation.

As healthcare organizations increasingly adopt AI-enabled technologies to improve clinical outcomes, care delivery, streamline operations, and enhance decision-making, HCTI believes the combined technology solutions will support the expansion of differentiated service offerings across hospitals, health systems, and life sciences organizations. The acquisition is also expected to enhance HCTI’s ability to integrate advanced analytics, automation, and data-driven intelligence into its broader healthcare technology ecosystem.

The Company’s future success will depend on its ability to continuously enhance product functionality, maintain technological relevance in a rapidly evolving healthcare environment, and deliver measurable clinical, operational, and financial outcomes for customers. HCTI believes these capabilities will be important drivers of customer adoption, long-term retention, recurring revenue growth, and overall market expansion.

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

Components of Results of Operations

Revenues

During the quarter ended March 31, 2026 and 2025, the Company generated revenues of approximately $9.85 million compared to revenue of $3.70 million respectively which represents an increase of $6.15 million or 166% compared to the previous year comparative quarter.

We provide our services and manage our business under these operating segments:

●	Software Services

●	Managed Services and Support

●	Customer Engagement Services
●	Corporate and Others

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

Customer Engagement Services

The Customer Engagement Services segment includes services rendered to financial institutions in connection with the promotion and distribution of banking and credit products; services provided as an external collaborator to insurance intermediaries in the distribution of insurance products; outbound and inbound telemarketing; customer acquisition campaigns; appointment setting; customer service and satisfaction surveys; and technology-enabled digital marketing and customer-interaction services that support customers’ digital customer-acquisition and customer-care strategies.

Under these arrangements, the company typically acts as an intermediary or service provider, identifying and contacting potential customers or insureds, explaining product features, collecting and submitting applications or leads, and performing related administrative tasks and customer-care activities in accordance with the instructions, scripts and quality standards agreed with each customer. Consideration may be in the form of commissions based on approved and issued banking or credit products or concluded or renewed insurance policies, or service fees based on time-and-effort, unit-based pricing, fixed price per completed output, or milestone-based pricing, as specified in the contract.

Commission revenue is recognized when the company’s services under the relevant transaction have been performed and the specified approval, issuance, conclusion or renewal conditions have been met under the contract. Revenue from time-based or unit-based services is recognized as the underlying services are performed and the corresponding measurable outputs are delivered in accordance with the contract. Revenue under fixed-price or milestone-based arrangements is recognized over me as the related services are performed and contractual milestones are achieved.

Corporate and Others

This segment includes Platform Services revenue, alongside unallocated corporate head office costs. A typical Platform Services contract would provide for some or all of the following types of services being provided to the customer: Data Analytics, Backup and Recovery, through our Platform with contract terms unique to each customer. The Company delivers Platform Services through its proprietary platform. Where third-party technology or infrastructure is included in the arrangement, the Company evaluates whether it is acting as principal or agent based on whether it controls the service before transfer to the customer.

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

Gross Margin

In the current period, the gross margin generated by the Company has increased to 24% in the quarter ended March 31, 2026, as compared to 9% in the quarter ended March 31, 2025, respectively. Going forward, we expect the gross margin to continue to increase, as new contracts are being negotiated at higher margins and as a result, we expect future profit margins to increase materially over the next few quarters.

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

Results of Operations

The following tables set forth selected unaudited condensed consolidated statements of operations and comprehensive loss data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended March 31
	2026	% Sales	2025	% Sales

Revenue	$9,855	100%	$3,704	100%
Less:
Cost of revenue (exclusive of depreciation /amortization)	7,462	76%	3,375	91%
Sales and marketing	1,779	18%	373	10%
General and administrative	3,217	33%	1,198	32%
Bad debts expense	125	1%	-	0%
Research and development	85	1%	144	4%
Depreciation and amortization	810	8%	12	0%
Other income	(8)	0%	(111)	(3)%
Changes in fair value	2,435	25%	-	0%
Interest expense	85	1%	413	11%
Forex loss	63	1%	-	0%
Net loss	$(6,198)	(63)%	$(1,700)	(46)%

Revenue from operations

	Three Months Ended March 31,		Changes
	2026	2025	Amount	%

Revenue	$9,855	$3,704	$(6,151)	166%

Revenue increased by $6.15 million, or 166% to $9.86 million for the quarter ended March 31, 2026, as compared to $3.70 million for the quarter ended March 31, 2025. Revenue from Software Services, Managed Services and Support, Insurance Mediation, Direct Marketing and Corporate and Others revenue have increased in the current quarter.

Our top 5 customers accounted for 49% of the revenue in quarter ended March 31, 2026, and 56% during quarter ended March 31, 2025, respectively.

The following table has the breakdown of our revenues for the quarter ended March 31, 2026, and 2025 for each of our top 5 customers.

Top Five Customers Revenue for quarter ended March 31, 2026 and 2025.

(In thousands, except percentages)

	Three months ended March 31, 2026			Three months ended March 31, 2025
Customer	Amount		% of Revenue	Amount	% of Revenue
Customer 1	$2,138	*	22%	$754	20%
Customer 2	682	*	7%	659	18%
Customer 3	653	*	7%	266	7%
Customer 4	652	*	7%	233	6%
Customer 5	637		6%	$188	5%

(*) acquired as part of business combination during the period ended March 31, 2026.

The following table provides details of Customer 1 revenue by operating segments:

	Three Months Ended March 31,		Changes
	2026	2025	Amount	%

Software services	$-	$721	$(721)	(100)%
Customer engagement services	2,138		2,138	100%
Managed services and support		33	(33)	(100)%
Total Revenue	$2,138	$754	$1,384	184%

Total revenue from Customer 1 increased by $1.38 million, or 184% to $2.14 million for the quarter ended March 31, 2026, as compared to $0.75 million for the quarter ended March 31, 2025. Software Services revenue decreased by $0.72 million or 100% to nil for the quarter ended March 31, 2026, as compared to $0.72 million for the quarter ended March 31, 2025. Customer engagement services revenue increased by $2.14 million, or 100% to $2.14 million for the quarter ended March 31, 2026, as compared to nil for the quarter ended March 31, 2025. Managed Services and Support revenue decreased by $0.03 million, or 100% to nil for the quarter ended March 31, 2026, as compared to $0.03 million for the quarter ended March 31, 2025.

Cost of Revenue (exclusive of depreciation/amortization)

	Three Months Ended March 31,		Changes
	2026	2025	Amount	%

Cost of revenue (exclusive of depreciation/amortization)	$7,462	$3,375	$4,087	121%

Cost of revenue, excluding depreciation and amortization, increased by $4.09 million, or 121%, to $7.46 million for the quarter ended March 31, 2026, as compared to $3.38 million for the quarter ended March 31, 2025.

Research and Development

	Three Months Ended March 31,		Changes
	2026	2025	Amount	%

Research and development	$85	$144	$(59)	(41)%

Research and Development expenses decreased by $0.06 million, or 41% to $0.09 million for the quarter ended March 31, 2026, as compared to $0.14 million for the quarter ended March 31, 2025.

Sales and Marketing

	Three Months Ended March 31,		Changes
	2026	2025	Amount	%

Sales and marketing	$1,779	$373	$1,406	377%

Sales and Marketing expenses increased by $1.41 million, or 377% to $1.78 million for the quarter ended March 31, 2026, as compared to $0.37 million for the quarter ended March 31, 2025.

Sales and Marketing expenses for the quarters ended March 31, 2026, and 2025, were 1,779 and 373, of which advertisement expenses were $1,548 and $58 respectively.

General and Administrative

	Three Months Ended March 31,		Changes
	2026	2025	Amount	%

General and administrative	$3,217	$1,198	$2,019	169%

General and Administrative expenses increased by $2.02 million, or 169% to $3.22 million for the quarter ended March 31, 2026, as compared to $1.20 million for the quarter ended March 31, 2025.

Depreciation and Amortization

	Three Months Ended March 31,		Changes
	2026	2025	Amount	%

Depreciation and amortization	$810	$12	$798	6650%

Depreciation and Amortization expenses increased by $0.80 million, or 6650% to $0.81 million for the quarter ended March 31, 2026, as compared to $0.01 million for the quarter ended March 31, 2025.

Interest Expense

	Three Months Ended March 31,		Changes
	2026	2025	Amount	%

Interest expense	$85	$413	$(328)	(79)%

Interest expenses decreased by $0.33 million, or 79% to $0.09 million for the quarter ended March 31, 2026, as compared to $0.41 million for the quarter ended March 31, 2025.

Other income

	Three Months Ended March 31,		Changes
	2026	2025	Amount	%

Other income	$8	$111	$(103)	(93)%

Other income decreased by $0.10 million, or 93% to $0.01 million for the quarter ended March 31, 2026, as compared to 0.11 million for the quarter ended March 31, 2025.

Changes in fair value

	Three Months Ended
	March 31,
	(In thousands)		Changes
	2026	2025	Amount	%
Changes in fair value	$2,435	$-	$2,435	(100)%

Changes in fair value increased by $2.44 million to $2.44 million for the quarter ended March 31, 2026, as compared to $0 for the quarter ended March 31, 2025.

Forex loss

	Three Months Ended
	March 31,
	(In thousands)		Changes
	2026	2025	Amount	%
Forex loss	$(63)	$-	$(63)	(100)%

Forex loss increased by $0.06 million to $0.06 million for the quarter ended March 31, 2026, as compared to $0 for the year quarter ended March 31, 2025.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We manage and report our business under two operating segments which are Software services and Managed services and support.

	Three months ended March 31,		Changes
	2026	2025	Amount	%
Software services	$1,630	$1,652	$(22)	(1)%
Managed services and support	1,280	1,982	(702)	(35)%
Customer engagement services	6,875	-	6,875	100%
Corporate and others	70	70	-	0%
Revenue	$9,855	$3,704	$6,151	166%

Revenue from Software services decreased by $0.02 million, or 1% to $1.63 million for the quarter ended March 31, 2026, as compared to $1.65 million for the quarter ended March 31, 2025. Revenue from Managed services and support decreased by $0.70 million, or 35% to $1.28 million for the quarter ended March 31, 2026, as compared to $1.98 million for the quarter ended March 31, 2025. Revenue from Customer engagement services increased by $6.87 million, or 100% to $6.87 million for the quarter ended March 31, 2026, as compared to nil for the quarter ended March 31, 2025.

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

Cost of Revenue

	Three Months Ended March 31,		Changes
	2026	2025	Amount	%

Software services	$1,384	$1,543	$(159)	(10)%
Managed services and support	1,016	1,823	(807)	(44)%
Customer engagement services	4,850	-	4,850	100%
Corporate and others	212	9	203	2,256%
Cost of revenue	$7,462	$3,375	$4,087	121%

Cost of revenue from Software services decreased by $0.16 million, or 10% to $1.38 million for the quarter ended March 31, 2026, as compared to $1.54 million for the quarter ended March 31, 2025. Cost of revenue from Managed Services and Support decreased by $0.81 million, or 44% to $1.02 million for the quarter ended March 31, 2026, as compared to $1.82 million for the quarter ended March 31, 2025. Cost of revenue from Customer engagement services increased by $4.80 million, or 100% to $4.85 million for the quarter ended March 31, 2026, as compared to nil for the quarter ended March 31, 2025. Cost of revenue from corporate and others increased by $0.20 million, or 2,256% to $0.21 million for the quarter ended March 31, 2026, as compared to $0.09 million for the quarter ended March 31, 2025.

Segment operating results by reportable segments were as follows:

Operating results by Operating Segment

Three months ended March 31, 2026
	Software Services	Managed Services	Customer Engagement Services*	Corporate and Others	Total
Revenue	1,630	1,280	6,875	70	9,855
Less:
Cost of revenue	(1,384)	(1,016)	(4,850)	(212)	(7,462)
Segmental gross profit/(loss)	246	264	2,025	(142)	2,393
Sales and marketing	(116)	(74)	(47)	(1,542)	(1,779)
General and administrative	(307)	(80)	(1,462)	(1,368)	(3,217)
Bad debts	-	-	-	(125)	(125)
Research and development	-	-	(30)	(55)	(85)
Segmental profit / (loss)	(177)	110	486	(3,232)	(2,813)
Interest expenses	-	-	(70)	(15)	(85)
Depreciation and amortization	(168)	(133)	(502)	(7)	(810)
Other income	-	-	6	2	8
Forex loss	-	-	-	(63)	(63)
Changes in Fair Value	-	-	-	(2,435)	(2,435)
Loss before income taxes	(345)	(23)	(80)	(5,750)	(6,198)
Income tax	-	-	-	-	-
Loss after income taxes	(345)	(23)	(80)	(5,750)	(6,198)

(*) Acquired as part of business combination during the period ended March 31, 2026.

Three months ended March 31, 2025
Particulars	Software Services	Managed Services	Corporate and others	Total
Revenue	$1,734	$1,900	$70	$3,704
Less:
Cost of revenue	(1,543)	(1,823)	(9)	(3,375)
Segmental gross profit	191	77	61	329
Sales and marketing	(118)	(129)	(126)	(373)
General and administrative	(102)	(112)	(984)	(1,198)
Research and development	-	-	(144)	(144)
Segmental loss	(29)	(164)	(1,193)	(1,386)
Interest expenses	-	-	(413)	(413)
Depreciation and amortization	(6)	(6)	(0)	(12)
Other income	-	-	111	111
Loss before income taxes	(35)	(170)	(1,495)	(1,700)
Income tax	-	-	-	-
Loss after income taxes	$(35)	$(170)	$(1,495)	$(1,700)

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

The balance outstanding from SecureKloud Technologies Limited as of March 31, 2026, and December 31, 2025, is $3,826. The balance is unsecured, non-interest bearing and is expected to be settled in the ordinary course of business, as outlined below:

-	$3,200 was advanced in connection with the design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property, intended to support the Company’s current and future product offerings at a cost not-to-exceed $3,200, and

-	$626 for provision of certain services to the Company. These advances are expected to be settled in the ordinary course of business.

C.	Related party transactions:

Following are the transactions with related parties during the periods presented:

Related Parties	Nature of transactions	Quarter ended March 31, 2026	Quarter ended March 31, 2025
SecureKloud Technologies Limited, India	Services received	$539	$912
	Amounts advanced	-	1,298
SecureKloud Technologies, Inc.	Services received	-	221
	Amounts advanced	-	785
	Services rendered	-	138
	Amounts collected by related party on behalf of the Company	-	305
	Rent expenses paid	-	43
Blockedge Technologies, Inc.	Services received	60	-
	Amounts advanced	-	54
Key management personnel	Remuneration	235	400
Board of Directors	Compensation	$55	$55

Liquidity and Capital Resources

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The Company’s current ratio, as at March 31, 2026 is 0.90 compared to 1.33 as at December 31, 2025.

The Company’s current debt equity ratio, as at March 31, 2026 financial statement is 0.21, compared to 1.08 as at December 31, 2025.

The Company does not have inventory and hence the quick ratio is the same as the current ratio.

Sources of Liquidity

	As of March 31, 2026	As of March 31, 2025

Cash and cash equivalents	$4,315	$6,826

As of March 31, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $4.31 million. We have financed our operations primarily through financing activity and operating cash flows. We believe our existing cash and cash equivalents generated from operations and financing activities will be sufficient to meet our working capital over the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the expansion of sales and marketing activities and the ongoing investments in platform development.

Cash Flows

The following table presents a summary of our consolidated cash flows provided by / (used in) operating, investing, and financing activities for the periods indicated:

	As of March 31, 2026	As of March 31, 2025

Cash flows used in operating activities	$(6,864)	$(5,557)
Cash flows used in investing activities	(6,022)	—
Cash flows provided by financing activities	9,478	12,363
Cumulative translation adjustment	98	—
Net increase / (decrease) in cash and cash equivalents	$(3,310)	$6,806

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026, was $(6.86) million compared to $(5.56) million for the three months ended March 31, 2025.

Investing Activities

Net cash used in investing activities was $(6.02) million for the three months ended March 31, 2026, compared to nil for the three months ended March 31, 2025.

Financing Activities

Cash inflow from financing activities was $9.48 million for the three months ended March 31, 2026, compared to a net inflow of $12.36 million for the three months ended March 31, 2025.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Operating Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claim outside the ordinary course of business that is material to our financial condition or results of operations.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on April 16, 2026. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S- 1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.4	Certificate of Amendment to Certificate of Incorporation of Healthcare Triangle, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on August 1, 2025)
3.5	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of Healthcare Triangle, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the SEC on August 1, 2025)
3.6	Certificate of Amendment to Certificate of Incorporation of Healthcare Triangle, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on February 13, 2026s)
3.7	Series A Super Voting Preferred Stock Certificate of Designation(incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
3.8	Series A Super Voting Preferred Stock Amended and Restated Certificate of Designations (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
4.1	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333- 259180), filed with the SEC on October 8, 2021)
4.2	Form of Senior Secured 15% Original Issue Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on January 2, 2024)
4.4	Description of Securities
4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.6	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 28, 2025)
4.8	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on October 8, 2025)
4.9	Form of Advisor Warrant (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on October 8, 2025)
4.10	Form of Senior Unsecured Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on November 21, 2025)
4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 27, 2026)
10.1	Asset Transfer Agreement, dated January 1, 2020 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.2	Equity Purchase Agreement, dated May 8, 2020 between the Company and SecureKloud Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.3	The Company’s 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S- 1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.4	Form of Grant (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.5	IT Master Services Agreement effective as of May 1, 2017 between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.6	Form of Statement of Work under Master Services Agreement between F. Hoffmann-La Roche Ltd and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)
10.7	Form of Common Stock Purchase Warrant to be issued to the Placement Agent for the Note and Warrant Private Offering (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-259180), filed with the SEC on October 8, 2021)

10.8	Board Agreement, dated as of July 13, 2023, by and between the Company and Dave Rosa. (incorporated…the Company’s current report on Form 8-K, filed with the SEC on July 14, 2023)
10.9	Asset Transfer Agreement, by and between Healthcare Triangle, Inc. and SecureKloud Technologies, Inc., dated October 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on October 25, 2024)
10.10	Employment Agreement between Healthcare Triangle, Inc. and Ms. Sujatha Ramesh, dated March 18, 2025. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on March 24, 2025)
10.11	Employment Agreement between Healthcare Triangle, Inc. and Mr. David Ayanoglou, dated April 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April 11, 2025)
10.12	Asset and Stock Transfer Agreement, dated June 16, 2025, by and among Healthcare Triangle, Inc., through its wholly owned subsidiary QuantumNexis Inc., and Niyama Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on June 23, 2025)
10.13	Amendment No. 1 to Asset Transfer Agreement, dated August 28, 2025, by and between Healthcare Triangle, Inc. and Niyama Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on September 2, 2025)
10.14	Form of Warrant Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on October 8, 2025)
10.15	Sales Agreement dated November 18, 2025 by and between Healthcare Triangle, Inc. and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K, filed with the SEC on November 19, 2025)
10.16	Form of Securities Purchase Agreement, dated as of November 20, 2025, by and between Healthcare Triangle, Inc. and the Investor(s) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 21, 2025)
10.17	Form of Registration Rights Agreement, dated as of November 20, 2025, by and between the Company and the Investor(s) (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on November 21, 2025)
10.18	Form of Securities Purchase Agreement, dated as of November 20, 2025, by and between the Company and the Investor(s) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 21, 2025)
10.19	Form of Registration Rights Agreement, dated as of November 20, 2025, by and between the Company and the Investor(s) (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on November 21, 2025)
10.20	Advance Agreement, dated December 5, 2025, among Healthcare Triangle, Inc., and Teyame AI LLC, a St Kitts and Nevis corporation (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 10, 2025)
10.21	Share Purchase Agreement, dated as of January 22, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on January 28, 2026)
10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 27, 2026)
10.23	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 27, 2026)
10.24	Platform Development Agreement, dated April 7, 2026, by and among Healthcare Triangle, Inc., SecureKloud Technologies Limited and Blockedge Technologies Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April 10, 2026)
21.1*	List of Subsidiaries of the Company
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRIANGLE, INC.

Date: May 13, 2026	/s/ Sujatha Ramesh
Sujatha Ramesh
Board Director and Chief Operating Officer
(Principal executive officer)

Date: May 13, 2026	/s/ David Ayanoglou
David Ayanoglou
Chief Financial Officer
(Principal financial officer)