Form 10-Q
period 2026-06-30
Healthcare Triangle, Inc.
filed 2026-08-13
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☐ No ☒

As of August 12, 2026, 14,974,322 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words “believe,” “may,” “will,” “potentially,” “plan,” “could,” “should,” “predict,” “ongoing,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “seek,” or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading “Risk Factors” and in our publicly available filings and press releases. These statements include, among other things, those regarding:

●	our ability to continue to add new customers and increase sales to our existing customers;

●	our ability to develop new solutions and bring them to market in a timely manner;

●	our ability to timely and effectively scale and adapt our existing solutions;

●	our dependence on establishing and maintaining a strong brand;

●	the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;

●	system failures or capacity constraints

●	the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;

●	our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in technology and development, marketing and advertising, general and administrative and customer care expenses, and our ability to achieve and maintain future profitability;

●	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers’ lifetime spend;

●	our ability to provide high-quality customer care;

●	the effects of increased competition in our markets and our ability to compete effectively;

●	our ability to grow internationally;

●	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

●	our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;

●	our ability to maintain our relationships with our partners;

●	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

●	our ability to maintain, protect and enhance our intellectual property;

ii

●	our ability to maintain or improve our market share;

●	our ability to continue generating cashflows and to maintain sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

●	beliefs and objectives for future operations;

●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

●	economic and industry trends or trend analysis;

●	our ability to attract and retain qualified employees and key personnel;

●	anticipated income tax rates, tax estimates and tax standards;

●	interest and other embedded rate changes;

●	the future trading prices of our common stock;

●	our expectations regarding the outcome of any regulatory investigation or litigation;

●	the amount and timing of future repurchases of our common stock under any share repurchase program;

●	the potential impact of shareholder activism on our business and operations; and

●	the length and severity of pandemics and their impact on our business, customers and employees; as well as other statements regarding our future operations, financial condition, growth prospects and business strategies.

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

Unless expressly indicated or the context suggests otherwise, references to “Healthcare Triangle,” “company,” “we,” “us” and “our” refer to Healthcare Triangle, Inc. and its consolidated subsidiaries.

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial statements (In thousands of US $, unless otherwise noted)

HEALTHCARE TRIANGLE, INC.

Condensed Consolidated Balance Sheets

		June 30,	December 31,
	Note	2026	2025
		(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents		$1,906	$7,625
Accounts receivable, net	3	6,186	2,070
Other current assets	5	1,554	3,456
Total current assets		9,646	13,151
Advances, net	4	3,260	3,826
Furniture and equipment, net	7	1,192	5
Other intangible assets, net	6	54,825	2,808
Goodwill	6	2,946	2,946
Operating lease right-of-use assets	8	1,193	-
Other non-current assets		201	-
Deferred tax asset, net		377	-
Total assets		$73,640	$22,736

Liabilities and stockholders’ equity
Current liabilities
Accounts payable		$1,199	$744
Short-term debt	9	9,165	10,737
Operating lease liabilities – current	8	426	-
Other current liabilities	10	5,200	1,311
Total current liabilities		15,990	12,792
Non-current liabilities
Long-term debt	9	2,662	-
Operating lease liabilities - non-current	8	747	-
Contingent consideration	11	5,000	-
Other non-current liabilities		142	-
Total current and non-current liabilities		24,541	12,792
Stockholders’ equity	12
Preferred stock, par value $0.00001; 10,000,000 authorized
Series A super voting preferred stock - 20,000 shares (1,000 votes per share) issued and outstanding as of June 30, 2026, and December 31, 2025, respectively		-	-
Series B convertible preferred stock, 1,600,000 issued and outstanding as of June 30, 2026, and December 31, 2025, respectively		7,435	7,435
Series C convertible preferred stock (to be issued) – see note 12(B)		18,000	-
Common stock, par value $0.00001; 2,000,000,000 authorized, 2,027,719 and 142,426 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively		11	11
Common stock (to be issued) – see note 12(A)		12,000	-
Non-controlling interest		(89)	(37)
Additional paid-in capital		65,231	45,534
Accumulated deficit		(53,489)	(42,999)
Total stockholders’ equity		49,099	9,944
Total liabilities and stockholders’ equity		$73,640	$22,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2026	2025	2026	2025
Net revenue		$9,193	$3,558	$19,046	$7,263
Cost of revenue (exclusive of depreciation and amortization shown separately below)		7,126	3,064	14,587	6,440
Gross margin		2,067	494	4,459	823
Operating expenses
Sales and marketing		720	616	2,500	990
General and administrative		4,821	1,182	8,038	2,380
Research and development		51	55	136	198
Bad debt expense		17	-	142	-
Depreciation and amortization	6,7	529	-	1,339	12
Total operating expenses		6,138	1,853	12,155	3,580
Loss from operations		(4,071)	(1,359)	(7,696)	(2,757)
Other income		438	13	446	124
Changes in fair value	9	(652)	-	(3,088)	-
Interest expense		(89)	(21)	(173)	(435)
Forex loss		(17)	-	(80)	-
Loss before income tax		(4,391)	(1,367)	(10,591)	(3,068)
Income tax expense		(24)	-	(24)	-
Net loss		$(4,415)	$(1,367)	$(10,615)	$(3,068)
Other comprehensive income (OCI)
Foreign currency translation gain/(loss)		237	-	73	-
Comprehensive loss		$(4,178)	(1,367)	$(10,542)	(3,068)
Comprehensive loss attributable to:
Stockholders		$(4,150)	(1,367)	$(10,490)	(3,068)
Non-controlling interest		(28)	-	(52)	-

Net loss per common share—basic and diluted, attributable to:
Stockholders	16	(1.56)	(35.01)	(7.13)	(153.65)
Weighted average shares outstanding used in per common share computations:
Basic and diluted		2,805,546	39,057	1,481,343	19,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred stock (Series A)		Preferred stock (Series B)		Preferred stock (Series C, to be issued)		Common stock		Common stock	Additional paid-in	Non-controlling	Accumulated	Total stockholders’
	Shares	Amount	Shares(*)	Amount	Shares	Amount	Shares	Amount	to be issued(3)	capital	interest	deficit	equity
Three months ended June 30, 2026
Balance at March 31, 2026	20,000	-	1,600,000	7,435	-	18,000	1,846,424	11	12,000	64,651	(61)	(49,339)	52,697

Net loss	-	-	-	-	-	-	-	-	-	-	(28)	(4,387)	(4,415)

Effects of exchange translation reserve (OCI)	-	-	-	-	-	-	-	-	-	-	-	237	237

Equity line of credit – Prefunded warrants	-	-	-	-	-	-	-	-	-	112	-	-	112

Common stock issued for cash	-	-	-	-	-	-	181,295	-	-	468	-	-	468

Balance at June 30, 2026	20,000	-	1,600,000	7,435	-	18,000	2,027,719	11	12,000	65,231	(89)	(53,489)	49,099

	Preferred stock (Series A)		Preferred stock (Series B)		Preferred stock (Series C, to be issued)		Common stock		Common stock	Additional paid-in	Non-controlling	Accumulated	Total stockholders’
	Shares	Amount	Shares(*)	Amount	Shares	Amount	Shares	Amount	to be issued	capital	interest	deficit	equity
Six months ended June 30, 2026
Balance at December 31, 2025	20,000	-	1,600,000	7,435	-	-	142,426	11	-	45,534	(37)	(42,999)	9,944

Net loss	-	-	-	-	-	-	-	-	-	-	(52)	(10,563)	(10,615)

Effects of exchange translation reserve (OCI)	-	-	-	-	-	-	-	-	-	-	-	73	73

Common stock and pre-funded warrants issued for acquisition(1)	-	-	-	-	-	-	55,682	-	12,000	-	-	-	12,000

Preferred stock to be issued for acquisition(1)	-	-	-	-	-	18,000	-	-	-	-	-	-	18,000

Common stock issued for cash	-	-	-	-	-	-	696,621	-	-	5,855	-	-	5,855

Equity line of credit – Prefunded warrants(2)	-	-	-	-	-	-	-	-	-	112	-	-	112

Conversion of debt to equity	-	-	-	-	-	-	451,437	-	-	10,167	-	-	10,167

Equity issued pursuant to a financing arrangement	-	-	-	-	-	-	681,553	-	-	3,563	-	-	3,563

Balance at June 30, 2026	20,000	-	1,600,000	7,435	-	18,000	2,027,719	11	12,000	65,231	(89)	(53,489)	49,099

(*)	The reverse stock splits effected in August 2025 and February 2026 applied to the Company’s common stock and did not affect the number of Series B Preferred Stock shares outstanding. Accordingly, the Series B Preferred Stock share balances presented herein reflect the 1,600,000 shares originally issued. This presentation has no impact on the carrying value of the Series B Preferred Stock or total stockholders’ equity. Also see Note 17, Subsequent Events.

(1)	See note 6(B) for details on common stock and pre-funded warrants to be issued, in connection with the acquisition.

(2)	See note 12(A)(ii) for details on equity line of credit – prefunded warrants.

(3)	Previously shown as part of Additional Paid-in Capital.

	Preferred stock (Series A)		Preferred stock (Series B)		Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Three months ended June 30, 2025
Balance at March 31, 2025	20,000	$-	1,600,000	$7,435	1,074	$-	$36,413	$(35,272)	$8,576
Net loss	-	-	-	-	-	-	-	(1,367)	(1,367)
Prefunded warrants issued for cash	-	-	-	-	1,953	-	-	-	-
Series B (cashless warrants)	-	-	-	-	71,037	11	(11)	-	-
Shares issued for acquisition	-	-	-	-	23,134	3	2,997	-	3,000
Balance at June 30, 2025	20,000	$-	1,600,000	$7,435	97,198	$14	$39,399	$(36,639)	$10,209

Six months ended June 30, 2025
Balance at December 31, 2024	6,000	$-	1,600,000	$7,435	379	$-	$21,022	$(33,571)	$(5,114)
Net loss	-	-	-	-	-	-	-	(3,068)	(3,068)
Shares issued for acquisition	14,000	-	-	-	9	-	88	-	88
Common stock issued for cash	-	-	-	-	470	-	95	-	95
Prefunded warrants issued for cash	-	-	-	-	1,953	-	395	-	395
Series B (cashless warrants)	-	-	-	-	71,037	11	14,699	-	14,710
Expenses relating to funding	-	-	-	-	-	-	(1,524)	-	(1,524)
Shares issued for acquisition	-	-	-	-	23,134	3	2,997	-	3,000
Conversion of Debt to Equity	-	-	-	-	176	-	1,191	-	1,191
Shares issued for acquisition (Contingent Consideration)	-	-	-	-	40	-	400	-	400
Stock based compensation	-	-	-	-	-	-	36	-	36
Balance at June 30, 2025	20,000	$-	1,600,000	$7,435	97,198	$14	$39,399	$(36,639)	$10,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

		Six Months Ended June 30,
	Note	2026	2025
		(In ‘000)
Cash flows from operating activities
Net loss		$(10,615)	$(3,068)
Adjustment to reconcile net loss to net cash provided by / (used in) operating activities
Depreciation and amortization		1,339	12
Net unrealised exchange loss		80	-
Change in fair value		3,088	-
Common stock issued for services		-	88
Amortization of debt discount		-	223
Other income		-	(124)
Stock compensation expenses		-	36
Interest expenses		173	-
Interest expenses settled by equity		-	316
Interest expense on right-of-use liability		426	-
Bad debt expense	3	142	-
Gain on sale of furniture and equipment		(6)	-
Provision for advances	4	626	-
Tax expense		24	-
Changes in working capital:
Accounts receivable		606	(752)
Other current assets		(358)	(133)
Advances		(60)	-
Due from affiliates		-	(2,823)
Accounts payable		(2,387)	(1,375)
Other current liabilities		(775)	(592)
Net cash used in operating activities		(7,697)	(8,192)

Cash flows from investing activities
Purchase of furniture and equipment		(50)	(3)
Disposal of furniture and equipment		6
Purchase of intangible assets		(3)	-
Acquisition of Teyame, net off cash acquired on business combination	6	(9,197)	-
Acquisition of assets		-	(600)
Net cash used in investing activities		(9,244)	(603)

Cash flows from financing activities
Proceeds from debt	9	76,594	-
Repayment of debt	9	(74,269)	(1,674)
Payment of lease liability	8	(381)	-
Proceeds from equity issuance		9,418	13,677
Interest paid		(170)	-
Net cash provided by financing activities		11,192	12,003

Effect of exchange rate changes on cash and cash equivalents		30	-

Net (decrease)/increase in cash and cash equivalents		(5,719)	3,208

Cash and cash equivalents
Cash and cash equivalents at the beginning of the year		7,625	20
Cash and cash equivalents at the end of the period		$1,906	$3,228

Supplementary disclosure of cash flows information
Interest		$-	$435
Cashless warrants issued		-	14,710
Deferred offering cost		112	-
Conversion of debt to common stock		10,167	1,191
Acquisition of Teyame (see note 6[B] for details)		37,800	-
Operating right-of-use asset		1,193	-
Acquisition of assets		$-	$5,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Organization and Description of Business

Healthcare Triangle, Inc. (“HTI” or “the Company”) was incorporated under the laws of the State of Nevada on October 29, 2019, and converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. On January 1, 2020, the Company acquired the Life Sciences Business of SecureKloud Technologies Inc. and on May 8, 2020, the Company acquired Cornerstone Advisors Group LLC (Healthcare Business) from SecureKloud.

Effective January 1, 2026, the Company, through its wholly owned subsidiaries, Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) (see note 6[B] for details), operate together as an integrated platform providing AI-powered omnichannel customer experience, marketing, and financial/insurance distribution services.

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

Liquidity Risk

The Company incurred loss from operations of $7,696, had negative operating cash flows of $7,697, and accumulated deficits of $53,489 as of June 30, 2026. Management evaluated these conditions and concluded that they have been sufficiently mitigated by the Company’s net assets of $49,099 (including cash and cash equivalents of $1,906) at June 30, 2026, and the subsequent stockholders’ approval of an Equity Line of Credit pursuant to which the Company can elect to issue shares of its common stock up to a value of $50,000 (see notes 12(D)[iii] and 17). In addition, the Company continues to have access to At-the-Market Sales Agreement dated November 18, 2025, pursuant to which the Company can issue its common stock at market prices. Accordingly, management has concluded that the Company has sufficient resources to fund operations and meet its obligations as they become due for a period of at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

1) Basis of Preparation of Unaudited Condensed Consolidated Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The December 31, 2025, consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2026, the results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any future period. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed consolidated financial statements.

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

The Company accounts for revenue from a contract after it is approved by the customer, and after ensuring that the rights of each party regarding the services to be transferred, the payment terms, the commercial substance, and the collectability are ascertained. In assessing collectability, the Company applies judgment and considers factors such as the customer’s credit profile, past payment behavior, and the nature and geography of the customer relationship.

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

C. Customer Engagement Services

The Customer Engagement Services segment, acquired through business combination (see note 6), provides customer search, marketing, telemarketing and customer-support services to financial institutions, insurance companies and intermediaries, and other customers. These services include the promotion and distribution of banking, credit and insurance products; outbound and inbound telemarketing; lead generation and customer-search campaigns; appointment setting; customer service and satisfaction surveys; and technology-enabled digital marketing and customer-interaction services supporting customers’ digital search and customer-care strategies.

The Company recognizes revenue from Customer Engagement Services in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when or as the Company satisfies its performance obligations by transferring the promised services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services.

Under these arrangements, the Company generally performs the customer-engagement services using its own personnel, processes, systems and operational infrastructure and is primarily responsible for fulfilling the promised services in accordance with contractual requirements and applicable quality standards. The Company has determined that it controls the specified services before they are transferred to the customer and, accordingly, acts as the principal in these arrangements and recognizes revenue on a gross basis.

Consideration under Customer Engagement Services arrangements is generally based on either a fee for each completed and validated outcome or an agreed hourly rate for services provided.

For success-based arrangements, revenue is recognized at a point in time when the applicable contractual outcome has been completed and validated by the customer in accordance with contractual terms. To the extent such consideration is variable, revenue is recognized only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur.

For hourly service arrangements, revenue is recognized over time as the services are performed because the customer simultaneously receives and consumes the benefits of the Company’s performance. Revenue is measured based on the contracted hourly rate and the actual hours of service provided during the applicable reporting period.

Revenue is presented net of estimated cancellations, penalties and other adjustments to the extent such amounts represent adjustments to the transaction price under the applicable customer contracts.

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

Fair Value Measurements

	June 30, 2026
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$1,906	—	—	$1,906
Financial liabilities:
2026 Convertible Notes(*) (refer note 9[C])	—	—	$3,724	$3,724
Operating lease liabilities	—	—	$1,173	$1,173
Debt with credit institutions	—	$8,103	—	$8,103

(*)	2026 Convertible Notes is part of short-term debt.

	December 31, 2025
	Fair Value Measured Using
	Level 1	Level 2	Level 3		Total
Financial Assets:
Cash and cash equivalents	$7,625	—	—		$7,625
Financial liabilities:
2025 Convertible Notes (refer note 9[B])	$—	—	10,543	**	$10,543

(**)	Corresponding figures have been rearranged for the purposes of comparison.

Concentration

The Company monitors the credit worthiness of its customers through various factors, including review of their financial statements and other associated information. For the quarters ended June 30, 2026, and 2025, sales to five major customers accounted for approximately 55% and 58% of total revenue respectively. For the quarters ended June 30, 2026, and 2025, accounts receivable from five major customers accounted for approximately 55% and 52% of the total accounts receivable.

As of June 30, 2026, and December 31, 2025, the Company had $721 and $6,503 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

3) Accounts Receivable, net

	June 30, 2026	December 31, 2025
Accounts receivable, gross	$6,512	$2,272
Less: Allowance for doubtful accounts (current expected credit loss) – see 3.1 below	(326)	(202)
Accounts receivable, net	$6,186	$2,070

3.1) Current Expected Credit Loss movement*:

	June 30, 2026	December 31, 2025
Opening balance	$202	$185
Charge for the period / year	142	17
Adjustment during the period / year	(18)	-
Closing balance	$326	$202

*	During the quarter ended June 30, 2026, and year ended December 31, 2025, the Company collected nil and $117 respectively. In addition, accounts receivable amounting to $18 were deemed uncollectible and adjusted against provision of current expected credit loss as of June 30, 2026.

4) Advances

	June 30, 2026	December 31, 2025
Advance to related party contractor - for AI tools and software development	$3,200	$3,200
Advance to related party contractors - for services	686	626
	3,886	3,826
Less: Provision for the period / year	(626)	-
Total Advances	$3,260	$3,826

4.1) Provision during the period:

	June 30, 2026	December 31, 2025
Opening balance	$-	$-
Provision for the period / year	626	-
Closing balance	$626	$-

As of June 30, 2026 and December 31, 2025, the balances outstanding are $3,260, and $3,826 respectively. The balances are unsecured, non-interest bearing and are expected to be settled in the ordinary course of business, as outlined below:

-	$3,200 was advanced to SecureKloud Technologies Ltd. in connection with the design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property, intended to support the Company’s current and future product offerings at a cost not-to-exceed $3,200, and

-	$60 was advanced to Healthcare Triangle (Pvt.) Ltd. (a subsidiary of SecureKloud) for provision of certain services to the Company.

On June 24, 2026, the Company entered into a Securities Exchange Agreement with SecureKloud pursuant to which certain preferred equity securities held by SecureKloud were exchanged for shares of the Company’s common stock following receipt of stockholder approval subsequent to June 30, 2026. As part of the consideration under the Securities Exchange Agreement, advance amounting to $626 due from SecureKloud was included in the transaction. Accordingly, the Company recorded a full provision against the advance of $626 during the six months ended June 30, 2026. See also Note 17, Subsequent Events.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

A.	Related party transactions:

Following are the transactions with related parties during the periods presented:

Related Parties	Nature of transactions	Quarter ended June 30, 2026	Quarter ended June 30, 2025	Six-months ended June 30, 2026	Six-months ended June 30, 2025
SecureKloud Technologies Limited, India	Services received and paid	$-	$563	$-	$1,475
	Amounts advanced	-	407	-	793
Healthcare Triangle (Pvt.) Limited, India	Services received and paid	542	-	1,081	-
	Amounts advanced	60	-	60	-
SecureKloud Technologies, Inc.	Services received and paid	-	49	-	269
	Amounts advanced	-	832	-	1,398
	Services rendered	-	-	-	138
	Amounts collected by related party on behalf of the Company	-	75	-	380
Blockedge Technologies, Inc.	Services rendered	-	30	-	30
	Services received and paid	60	-	120	-
	Amounts advanced	-	91	-	145
Key management personnel	Remuneration	337	276	572	676
Board of Directors	Compensation	$55	$55	$110	$110

5) Other current assets

	June 30, 2026	December 31, 2025
Unbilled revenue	731	3	*
Prepaid expenses	$165	$267
Advance to acquire Teyame (see note 6[B] for details)	-	3,000
Deposits	111	-
Seacoast receivable	150	-
Deferred offering costs - see note 12(A)	112	-
Others	285	186
Total	$1,554	$3,456

*	Corresponding figures have been rearranged for the purposes of comparison.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

6) Goodwill and Other Intangible Assets

		June 30, 2026	December 31, 2025
Goodwill	(see ‘A’ below)	$2,946	$2,946

Other intangible assets, net	(see ‘B and C’ below)	$54,825	$2,808

A)	On June 16, 2025 (the “Closing date”), Healthcare Triangle, Inc. (the “Company”), through its wholly owned subsidiary Quantum Nexus Inc., and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, Southeast Asia, and Europe (the “Seller”) entered into an Asset and Stock Transfer Agreement (ATA). Pursuant to the ATA, the Company agreed to purchase the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - Hospital Information Systems SaaS Provider (the “Transferred Equity”), as a whole and as a going concern in exchange for the Purchase Price, which comprised the following:

(1) $1,494 in cash, (2) $4,601 in equity consideration; and (3) up to $1,200 (having a fair value of nil as of June 30, 2026, and December 31, 2025) in earn-out payments contingent on first-year financial performance targets to be agreed mutually.

The transaction resulted in recognition of goodwill with a carrying value of $2,946, as of June 30, 2026, and December 31, 2025. There are no impairment indicators as at June 30, 2026, and December 31, 2025.

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

The cash consideration includes: (i) $3,000 paid during 2025 pursuant to an advance agreement dated December 3, 2025, (ii) $6,000 paid during January, 2026 (iii) $3,200 paid during April, 2026, and (iv) $2,800 payable on the earlier of the conditions being met as outlined in the Share Purchase Agreement, or six months from the date of the Share Purchase Agreement (but in no event prior to April 29, 2026).

The equity consideration includes (a) restricted shares or pre-funded warrants of the Company’s common stock with an agreed value of $12,000 and (b) a series of the Company’s preferred stock with an agreed value of $18,000 that is convertible into the Company’s common stock, subject to stockholders’ approval. As of June 30, 2026, 55,482 restricted shares of common stock and 424,856 pre-funded warrants convertible to common stock were issued towards the $12,000 common stock issuance, whereas consideration in the form of preferred stocks, convertible to common stock at the Company’s discretion, have been issued subsequent to June 30, 2026 (see Subsequent Events note 17). The number of shares of common stock issued as part of the equity consideration, and the number of shares of common stock underlying the preferred stock, are determined by reference to a “Base Price” equal to the average of the volume-weighted average prices (“VWAPs”) of the Company’s common stock for the five trading days immediately prior to the Closing Date, as further defined in the Share Purchase Agreement. The preferred stock is not convertible into common stock until applicable stockholder approval is obtained as contemplated by the Share Purchase Agreement. The Share Purchase Agreement also includes a mechanism intended to limit issuance in excess of 19.99% of the Company’s outstanding common stock immediately prior to issuance, including the issuance of a pre-funded warrant for any excess shares in lieu of issuing shares in excess of such limitation at closing, and provides that the pre-funded warrant would have a nominal exercise price and be exercisable on a cashless basis, subject to the terms of the Share Purchase Agreement.

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

Purchase consideration	Amount
Cash paid	$12,200
Purchase consideration payable	2,800
Common stock (see also note 17)	12,000
Preferred stock (convertible into common stock - see also note 17)	18,000
Earnout consideration	5,000
Total	$50,000

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

C)	Other intangible assets

		June 30, 2026					December 31, 2025
	Useful	Gross		Amortization		Net	Gross		Net
	life	Carrying		expense for	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount		the period	Amortization	Amount	Amount	Amortization	Amount
Intellectual property	3	$3,402		$605	$1,265	$2,137	$3,402	$660	$2,742
Trademark	3	81		13	28	53	81	15	66
Software	3	449	*	3	434	15	35	35	-
Technology platform	3 - 4	7,062	*	395	4,574	2,488	-	-	-
Intangible assets, total		$10,994		$1,016	$6,301	$4,693	$3,518	$710	2,808

During the period ended June 30, 2026, the Company purchased intangible assets amounting to $3. Amortization expense for the quarter ended June 30, 2026 and 2025, were 376 and $0 respectively.

*	The Company acquired Software and Technology platform as part of the business combination effective January 1, 2026. See note 6(B) for details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

7) Furniture and Equipment

Furniture and equipment consisted of the following:

	June 30, 2026	December 31, 2025

Furniture and equipment, at cost	$5,287	$67
Less: Accumulated depreciation	(4,095)	(62)
Furniture and equipment, net	$1,192	$5

During the period ended June 30, 2026, the Company purchased furniture and equipment amounting to $50 and disposed-off furniture and equipment having a net book value of nil, for $6. In addition, the Company acquired furniture and equipment with a cost of $5,169 and accumulated depreciation of $3,717 as part of the business combination (see note 6[B] for details).

Depreciation expenses for the quarters ended June 30, 2026, and 2025, were $153 and $0 respectively and for the six months ended June 30, 2026, and 2025, were $323 and $12 respectively.

8) Right-of-use Assets

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

ROU Asset:

	June 30, 2026		December 31, 2025

Operating right-of-use assets, at cost	$4,618	*	$-
Less: Accumulated amortization	(3,425	)*	-
Operating right-of-use assets, net	$1,193		$-

*	includes operating right-of-use assets acquired as part of business combination as explained in the note above.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The Company’s principal facility is located in Pleasanton, CA. Lease rental for the quarter and six months ended June 30, 2026, were $17 and $36 respectively, whereas rental expenses for the quarter and six months ended June 30, 2025, were $45 and $89 respectively. The amortization of the ROU asset for the quarter and six months ended June 30, 2026, remained $11 and $15 respectively.

In addition, the Company acquired right-of-use assets and lease liability as part of the business combination (see note 6[B] for details). The Company acquired right-of-use assets with a cost of $4,096 and accumulated depreciation of $3,065 as part of the business combination (see note 6[B] for details). The lease relates to an office building located at Calle Rufino González 21, 28037 Madrid, a vehicle and a parking space. The lease terms are 84 months for the building, 48 months for the vehicle and 15 months for the parking space. The leases were measured using discount rates of 1.50% for building 6.99% for vehicle and 5.24% for parking space, resulting in lease liabilities of $796 for the building, $47 for vehicle and $152 for the parking space as of June 30, 2026. Lease rental expense for the quarter ended and six months ended June 30, 2026, were $223 and $426 respectively.

Lease liability:

Future minimum lease obligations under our non-cancellable lease agreement as of June 30, 2026, and December 31, 2025, are as follows:

Fiscal Year	June 30, 2026	December 31, 2025
2026	$771	-
2027	387	-
2028	70	-
2029	-	-
Total	1,228	-
Less: Imputed interest	(55)	-
Net present value of future minimum lease payments	1,173	-
Less: Operating lease liability, current	(426)	-
Operating lease liability, non-current	$747	-

	June 30, 2026	December 31, 2025

Operating lease liability, current	$426	-
Operating lease liability, non-current	$747	-

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

9) Short-Term Debt

	June 30, 2026	December 31, 2025
Recourse financing [refer (A) below]	$-	$161
Convertible notes [refer (B) and (C) below]	3,724	10,543
Debt with credit institutions – current [refer (D) below]	5,441	-
Others	-	33
Total	$9,165	$10,737

A. Recourse Financing

During 2022, the Company obtained a credit facility from Seacoast Business Funding (SBF), a division of Seacoast National Bank. The funding is against the accounts receivable of the Company and one of its subsidiaries. The maximum amount of advance under the arrangement is $10,000 and the bank may advance up to 90% of the unpaid domestic outstanding accounts under the recourse agreement.

The SBF facility incurred a factoring interest cost of 8.5% during the six months ended June 30, 2026, amounting to $16 and 8.5% for the period ended December 31, 2025, amounting to $81. The gross receivables against which advances were received from such arrangement as at June 30, 2026, and December 31, 2025, were $5,555 and $9,633 respectively.

The carrying amount of associated recourse financing liability was nil and $161, as of June 30, 2026, and December 31, 2025, respectively.

In addition, a recently acquired subsidiary of the Company with an acquisition date of January 1, 2026, utilizes recourse-based accounts receivable financing arrangement with a number of banks, whereby the subsidiary receives cash against the customer invoices. Under this arrangement, the maximum advance amount available to the subsidiary is $4,004, subject to invoice ageing and related terms. As the arrangement is with recourse, the subsidiary retains the credit risk associated with the underlying receivables and accordingly continues to recognize the related accounts receivable on its balance sheet. Amounts advanced by the bank are recognized as current liability at fair value, which approximates the actual proceeds received due to the short-term nature of the advances, generally ranging from 60 to 120 days. Interest incurred on the advances is recognized as finance expense in the period incurred. Since the arrangement does not constitute a transfer of receivables under applicable accounting standards, no gain or loss is recognized on the transaction.

This facility incurred a factoring interest rate ranging from 3.51% to 4.05% during six months ended June 30, 2026, whereas the interest cost during the six months ended June 30, 2026, amounting to $37. The gross receivables against which advances were received from such arrangement as at June 30, 2026, were $6,082.

The carrying amount of associated recourse financing liability was $3,935 as at June 30, 2026.

B. 2025 Convertible Notes

As of December 31, 2025, the 2025 Convertible Notes had a fair value of $10,543. During the period ended June 30, 2026, the Company repaid $3,340, converted $10,167 of the notes to common stock, and recognized a loss of $2,964 from changes in fair value.

On June 12, 2026, the Company used a portion of the proceeds from the issuance of the 2026 Convertible Notes (see note 9[C]) to settle the remaining obligations under the 2025 Convertible Notes. The remaining liability was remeasured to fair value immediately prior to settlement, and derecognized upon payment of the settlement consideration.

As a result of the repayments, conversions and changes in fair value during the six months ended June 30, 2026, the Company had no outstanding obligations under the 2025 Convertible Notes as of June 30, 2026.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The following table represents changes in the fair value of the 2025 Debentures for the periods presented:

	June 30, 2026	December 31, 2025
Opening balance - fair value	$10,543	$12,000
Less: Debt repayment	(3,340)	-
Less: Conversions to equity stock (fair value)	(10,167)	(1,416)
Changes in fair value (recognized in earnings)	2,964	(41)
Closing balance - fair value	$-	$10,543

C. 2026 Convertible Notes

On June 12, 2026, the Company completed a private placement to unrelated institutional investors of 15% original issue discount senior convertible promissory notes (“2026 Debentures”) with an aggregate principal amount of approximately $4,235 for aggregate gross cash proceeds of $3,600. The difference between the aggregate face value of $4,235 and the proceeds of $3,600 represents an original issue discount of $635, which is reflected in the initial fair value measurement of the debentures. The notes mature on December 12, 2026. The 2026 Debentures are convertible into shares of the Company’s common stock at the holders’ option after the applicable contractual conversion date at a conversion price equal to 85% of the volume-weighted average price of the Company’s common stock for the three trading days immediately preceding conversion, subject to a floor price of $0.452 per share and certain adjustments.

The Company has the option to prepay the 2026 Debentures at 102.5% of the principal amount being prepaid plus accrued interest and other amounts owing. In addition, the Company is generally required to apply 25% of the net proceeds from specified subsequent financing transactions toward repayment of the notes unless waived by the applicable holder. The 2026 Debentures bear interest at 10% per annum upon the occurrence and continuation of an event of default. The Company may extend the maturity date for three months, in which case the outstanding principal amount is increased by 10%.

The Company elected the fair value option for these debentures under ASC 825, Financial Instruments, at initial recognition. Accordingly, the 2026 Debentures are recorded at fair value and remeasured at each reporting date, with changes in fair value recognized in earnings.

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

 The following table represents changes in the fair value of the 2026 Debentures for the periods presented:

	June 30, 2026	December 31, 2025
Fair value at issuance	$3,600	$-
Changes in fair value (recognized in earnings)	124	-
Closing balance - fair value	$3,724	$-

(*)	In connection with the issuance of the 2026 Debentures, the Company incurred expenses amounting to $481, which were recognized as financing costs in the condensed consolidated statement of operations and comprehensive loss for the period ended June 30, 2026.

As of June 30, 2026, significant assumptions used by an independent third-party valuer in the valuation included the Company’s common stock price of $1.81 per share, expected volatility of 90.07%, a risk-free rate of 3.98%, and a remaining contractual term of approximately 0.45 years. The valuation also reflected assumptions regarding expected conversion behavior and settlement outcomes over the remaining life of the instruments. In addition, the model was calibrated to observe transaction proceeds. No financing below the contractual floor price is expected in 2026, and accordingly no floor-reset event was incorporated into the June 30, 2026, valuation.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

D. Debt from credit institutions

Teyame and Datono have secured various credit facilities across multiple financial institutions. As of June 30, 2026, the total available credit facilities and loans amounted to $8,763, and the amount withdrawn and utilized as of that date was $8,103, of which $5,441 is due within a period of 12 months from the balance sheet date, whereas $2,662 is classified as long-term debt with maturity dates falling due beyond 1 year. These loans and facilities carry interest rates ranging from 1.3% - 5.24% and are obtained to cover the working capital and liquidity needs.

					As of	Drawdown	Repayments	As of
	Facility	Interest		Maturity	January 1,	during	during	June 30,	Short	Long
Credit institution	type	rate	Conditions	date	2026	the period	the period	2026	term	term
Ibercaja multipruducto	Working capital				21	-	21	-	-	-
Bankia	Term Loan	1.50%	Fixed rate	04/27/2026	20	-	20	-	-	-
Banco Bilbao Vizcaya Argentaria (BBVA)	”	4.60%	Eur 12m + 2.50%	04/27/2026	31	-	31	-	-	-
Bsantander	Working capital	4.32%	Eur 6m + 1.86%	05/11/2026	-	2,779	2,779	-	-	-
Bsantander	”	4.71%	Eur 6m + 2.25%	05/13/2026	-	7,716	7,716	-	-	-
Targobank	”	1.51%	Fixed rate	05/29/2026	38	-	38	-	-	-
Bankinter	”	5.23%	Eur 12m + 2.50%	07/23/2026	-	149	149	-	-	-
Bankinter	”	3.56%	Eur 3m + 1.25%	07/23/2026	179	283	222	240	240	-
Bankinter	”	5.23%	Eur 12m + 2.50%	07/23/2026	-	372	372	-	-	-
Bankinter Línea Pago Impuestos	”	1.1% trim.	One-time fee of 1.1% for 3 months	07/23/2026	114	-	114	-	-	-
BBVA	”	3.71%	Eur 3m + 1.40%	10/05/2026	(1)	6,648	6,365	282	282	-
BBVA	”	3.71%	Eur 3m + 1.40%	10/05/2026	(2)	4,493	4,208	283	283	-
Caixabank	”	3.51%	Eur 3m + 1.20%	10/22/2026	798	1,613	1,661	750	750	-
Caixabank	”	3.51%	Eur 3m + 1.20%	10/22/2026	1,255	2,509	2,509	1,255	1,255	-
Caixabank	”	1.30%	Fixed rate	10/26/2026	-	2,678	2,676	2	2	-
Caixabank	”	1.30%	Fixed rate	10/26/2026	-	5,739	5,512	227	227	-
Deutsche	Term Loan	4.38%	Eur 12m + 1.65%	11/23/2026	79	-	43	36	36	-
Caixabank	Working capital	4.23%	Eur 12m + 1.50%	11/27/2026	(5)	12,325	11,983	337	337	-
Caixabank	”	4.23%	Eur 12m + 1.50%	11/27/2026	(2)	6,937	6,885	50	50	-
Ibercaja Multiproducto Multiempresa	”	3.80%	Eur 6m + 1.25%	03/15/2027	440	794	778	456	456	-
Ibercaja Multiproducto Multiempresa	”	3.80%	Eur 3m + 1.25%	03/15/2027	62	123	93	92	92	-
Ibercaja	”	3.56%	Eur 3m + 1.25%	03/15/2027	123	2,072	2,025	170	170	-
Abanca	”	4.16%	Eur 3m + 1.85%	05/20/2027	228	568	512	284	284	-
BBVA Click & Pay	”	4.05%	Eur 6m + 1.5%	06/21/2027	250	258	250	258	258	-
BBVA Click & Pay	”	4.05%	Eur 6m + 1.5%	06/21/2027	285	285	285	285	285	-
Unicaja	”	3.71%	Eur 3m + 1.40%	06/23/2027	-	1,023	795	228	228	-
Abanca	”	1.80%	Fixed rate	07/05/2027	219	1,419	1,410	228	-	228
Deutsche	”	4.23%	Eur 12m + 1.50%	09/05/2027	-	5,079	4,908	171	-	171
Deutsche	”	4.24%	Eur 12m + 1.50%	09/05/2027	-	3,979	3,865	114	-	114
Bsabadell	Term Loan	4.80%	Eur 12m + 1.10%	04/29/2028	237	-	49	188	101	87
Deutsche	Working capital	4.05%	Eur 6m + 1.50%	07/04/2029	1,255	1,899	1,784	1,370	-	1,370
Deutsche	Working capital	4.05%	Eur 6m + 1.50%	07/04/2029	228	684	684	228	-	228
BBVA	Term Loan	4.00%	Fixed rate	06/03/2031	-	569	-	569	105	464
					5,852	72,993	70,742	8,103	5,441	2,662

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Fiscal Year	As of June 30, 2026	As of December 31, 2025
2026	$3,462	$-
2027	2,286	-
2028	188	-
2029	1,598	-
2031	569	-
Total	$8,103	$-

	June 30, 2026	December 31, 2025
Current	$5,441	$-
Non-current	2,662	-
Total	$8,103	$-

The debt with credit institutions was acquired as part of the Teyame and Datono business combination on January 1, 2026, and represents liabilities assumed at the acquisition date.

10) Other current liability

Particulars	June 30, 2026	December 31, 2025
Purchase consideration payable (refer note 6[B])	$2,800	$-
Professional fees payable	692	-
Unearned revenue	564	97
Commission accrual	407	411
Accrued payroll	263	216
Director’s fees	55	55
Insurance	-	179
Other	419	353	*
Total	$5,200	$1,311

*	Corresponding figures have been rearranged for the purposes of comparison.

11) Contingent consideration

On January 22, 2026, Healthcare Triangle, Inc. entered into a share purchase agreement to acquire Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) through its wholly owned subsidiary Teyame AI Holdings Inc., effective January 1, 2026. The aggregate purchase price for the Acquired Companies is up to $50,000, subject to the terms and conditions set forth in the Share Purchase Agreement. The consideration consists of a cash component and equity component, with an additional earnout component payable in the Company’s preferred stock upon achievement of specified post-closing performance targets. The Share Purchase Agreement also provides for an earnout payable in the Company’s preferred stock to certain key management employees of the Acquired Companies, with an aggregate value of up to $5,000, subject to achievement of specified annual targets as outlined in the Share Purchase Agreement. See note 6(B) for details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

12) Stockholders’ Equity

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

A. Common Stock

i.	Equity Issuance and Pre-Funded Warrants for Business Combination

On January 22, 2026, Healthcare Triangle, Inc. entered into a share purchase agreement to acquire Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) through its wholly owned subsidiary Teyame AI Holdings Inc. The aggregate purchase price for the Acquired Companies is up to $50,000, subject to the terms and conditions set forth in the Share Purchase Agreement. The consideration consists of a cash component and equity component, split between common stock amounting to $12,000 and preferred stock amounting to $18,000 (to be issued), with an additional earnout component payable in the Company’s preferred stock upon achievement of specified post-closing performance targets. During the period ended June 30, 2026, 55,482 restricted shares of common stock and 424,856 pre-funded warrants convertible to common stock were issued towards the $12,000 common stock issuance, whereas preferred stock is yet to be issued. See note 6(B) for further details.

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

●	In connection with the Equity Purchase Agreement (“ELOC”, see point [D] below), on June 12, 2026, the Company issued Hudson a five-year common stock purchase warrant (“ELOC warrant”) to purchase 50,000 shares of common stock at an exercise price of $0.00001 per share. The warrant is exercisable on a cash or cashless basis and was fully earned upon issuance. The warrant was issued as a commitment fee for Hudson Global’s agreement to enter into the ELOC. The Company determined that the warrant qualifies for equity classification. Accordingly, the grant-date fair value of the warrant of $112 has been recognized in other current assets as deferred ELOC offering cost, and will be adjusted against future ELOC financing, as and when the transactions occur.

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

The movement of warrants during the periods ended June 30 2026, and 2025, is shown below:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
Warrants	Warrants	price	Term
Outstanding on January 1, 2026	24,765	$509.05	4.74
Granted during the period:
Registered direct offering	260,000	5.81	-
Pre-funded warrants (Teyame, see note 6[B])	424,856	-	4.69
ELOC warrant (see note above)	50,000	-	4.98
Exercised during the period	(260,000)	5.81	-
Outstanding on June 30, 2026	499,621	25.23	4.70
Exercisable on June 30, 2026	499,621	$25.23	4.70

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
Warrants	Warrants	price	Term
Outstanding on January 1, 2025	65	$119,430	3.05
Outstanding on June 30, 2025	65	119,430	2.55
Exercisable on June 30, 2025	65	$119,430	2.55

B. Preferred Stock Series C

On January 22, 2026, Healthcare Triangle, Inc. entered into a share purchase agreement to acquire Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) through its wholly owned subsidiary Teyame AI Holdings Inc. The aggregate purchase price for the Acquired Companies is up to $50,000, of which up to $23,000 (including $5,000 contingent earn-out consideration) is payable through issuance of Series C preferred stock. This preferred stock is subject to conversion to common stock in the ratio of 1:1 (one common stock for one preferred stock) at the discretion of the issuer, in accordance with the terms and conditions set forth in the Share Purchase Agreement. See note 6(B) and 17 for details.

C. Conversion of Debt to Equity

During the period ended June 30, 2026, the holders of the 2025 Debentures converted a portion of the Debentures into 27,086,245 shares of common stock (451,437 shares post reverse-split of one-for-sixty, effective February 10, 2026). See note 9(B) for details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

D. Equity Financing

During the period ended June 30, 2026, the Company completed several equity financing activities designed to strengthen liquidity, support working capital needs, and fund general corporate and strategic initiatives.

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

ii.	During the period ended June 30, 2026, the Company issued shares of its common stock pursuant to its At-the-Market Sales Agreement dated November 18, 2025. The Company sold an aggregate of 696,621 shares of its common stock at the prevailing market prices, generating gross proceeds of approximately $6,006. In accordance with the terms of the Sales Agreement, the Company paid commission totaling 3% of the gross proceeds from each sale, in addition to other customary offering expenses. Total commissions and offering-related costs of approximately $151 were incurred in connection with these issuances. The Company received net proceeds of approximately $5,855 after deducting commissions and other offering expenses. Consistent with U.S. GAAP, the net proceeds are recorded in the additional paid-in capital within stockholders’ equity.

iii.

Equity line of credit (ELOC)

On June 12, 2026, the Company entered into an Equity Purchase Agreement and a Registration Rights Agreement with Hudson Global Ventures, LLC (“Hudson”). Under the Equity Purchase Agreement, the Company has the right, but not the obligation, to sell to Hudson, from time to time and at the Company’s sole discretion, shares of the Company’s common stock for aggregate gross proceeds of up to $50,000 during a commitment period of up to 36 months, subject to earlier termination and the satisfaction of the conditions contained in the agreement.

Each purchase notice must represent an initial purchase amount of at least $25 and may not exceed the lesser of $2,500 or 200% of the Company’s average daily trading value, as defined in the agreement. The purchase price for shares sold under each purchase notice is equal to the lesser of: (i) 94% of the average of the three lowest traded prices of the Company’s common stock during the five trading days immediately preceding the applicable purchase notice date or (ii) 94% of the lowest traded price during the applicable valuation period.

The Company’s ability to sell shares under the Equity Purchase Agreement is subject to an effective resale registration statement, continued listing of the Company’s common stock on Nasdaq, minimum trading-price requirements and other customary closing conditions. Hudson may not purchase shares to the extent that its beneficial ownership would exceed 4.99% of the Company’s outstanding common stock. Unless stockholder approval is obtained, the aggregate number of shares issuable under the Equity Purchase Agreement and the warrant described below is limited to 399,805 shares, subject to adjustment for stock splits and similar transactions.

In connection with the Equity Purchase Agreement, the Company issued Hudson a five-year ELOC warrant to purchase 50,000 shares of common stock at an exercise price of $0.00001 per share. The warrant is exercisable on a cash or cashless basis and was fully earned upon issuance. The warrant was issued as a commitment fee for Hudson Global’s agreement to enter into the ELOC. The Company determined that the warrant qualifies for equity classification. The grant-date fair value of the warrant of $112 has been recognized in other current assets as deferred ELOC offering cost with a corresponding effect in Additional Paid-in Capital, and will be adjusted against future ELOC financing, as and when the transactions occur.

As of June 30, 2026, the Company had not issued any shares or received any proceeds under the Equity Purchase Agreement. Accordingly, the remaining available commitment was approximately $50,000, subject to the conditions and limitations described above.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

13) Segment Information

Schedule of operating segment

	Three months ended June 30,		Changes
	2026	2025	Amount	%
Software services	$1,546	$2,145	$(599)	(28)%
Managed services and support	1,266	1,343	(77)	(6)%
Customer engagement services (*)	6,309	-	6,309	100%
Corporate and others	72	70	2	3%
Revenue	$9,193	$3,558	$5,635	158%

(*)	represents segment acquired as part of business combination. See note 6(B) for details.

	Six months ended June 30,		Changes
	2026	2025	Amount	%
Software services	$3,100	$4,266	$(1,166)	(27)%
Managed services and support	2,623	2,857	(234)	(8)%
Customer engagement services (*)	13,184	-	13,184	100%
Corporate and others	139	140	(1)	(1)%
Revenue	$19,046	$7,263	$11,783	167%

(*)	represents segment acquired as part of business combination. See note 6(B) for details.

Operating Results by Operating Segment

Three months ended June 30, 2026
	Software Services	Managed Services	Customer Engagement Services*	Corporate and Others	Total
Revenue	$1,546	$1,266	$6,309	$72	$9,193
Less:
Cost of revenue	(1,254)	(991)	(4,666)	(215)	(7,126)
Segmental gross profit / (loss)	292	275	1,643	(143)	2,067
Sales and marketing	(115)	(87)	(28)	(490)	(720)
General and administrative	(311)	(99)	(1,726)	(2,685)	(4,821)
Research and development	-	-	6	(57)	(51)
Bad debts	(17)	-	-	-	(17)
Segmental profit / (loss)	(151)	89	(105)	(3,375)	(3,542)
Interest expenses	-	-	(79)	(10)	(89)
Depreciation and amortization	(167)	(137)	(217)	(8)	(529)
Other income	-	-	357	81	438
Forex loss	-	-	-	(17)	(17)
Changes in Fair Value	-	-	-	(652)	(652)
Loss before income taxes	(318)	(48)	(44)	(3,981)	(4,391)
Income tax	-	-	(24)	-	(24)
Loss after income taxes	$(318)	$(48)	$(68)	$(3,981)	$(4,415)

(*)	represents segment acquired as part of business combination. See note 6(B) for details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Six months ended June 30, 2026
Particulars	Software Services	Managed Services	Customer engagement services	Corporate & Others	Total
Revenue from customers	$3,100	$2,623	$13,184	$139	$19,046
Less:					-
Cost of revenue	(2,595)	(2,051)	(9,515)	(426)	(14,587)
Segmental gross profit / (loss)	505	572	3,669	(287)	4,459
Sales and marketing	(226)	(166)	(75)	(2,033)	(2,500)
General and administrative	(613)	(183)	(3,188)	(4,054)	(8,038)
Research and development	-	-	(25)	(111)	(136)
Bad debts	(17)	-	-	(125)	(142)
Segmental profit / (loss)	$(351)	$223	381	$(6,610)	$(6,357)
Interest expenses	-	-	(150)	(23)	(173)
Depreciation and amortization	(327)	(278)	(719)	(15)	(1,339)
Other income	-	-	363	83	446
Forex loss	-	-	-	(80)	(80)
Changes in fair value	-	-	-	(3,088)	(3,088)
Loss before income taxes	(678)	(55)	(125)	(9,733)	(10,591)
Income tax	-	-	(24)	-	(24)
Loss after income taxes	$(678)	$(55)	(149)	$(9,733)	$(10,615)

(*)	represents segment acquired as part of business combination. See note 6(B) for details.

Three months ended June 30, 2025
Particulars	Software Services	Managed Services	Corporate and others	Total
Revenue	$2,145	$1,343	$70	$3,558
Less:
Cost of revenue	(1,775)	(1,055)	(234)	(3,064)
Segmental gross profit / (loss)	370	288	(164)	494
Sales and marketing	(177)	(111)	(328)	(616)
General and administrative	(104)	(65)	(1,013)	(1,182)
Research and development	-	-	(55)	(55)
Segmental profit / (loss)	89	112	(1,560)	(1,359)
Interest expenses	-	-	(21)	(21)
Depreciation and amortization	-	-	-	-
Other income	-	-	13	13
Profit / (loss) before income taxes	89	112	(1,568)	(1,367)
Income tax	-	-	-	-
Profit / (loss) after income taxes	$89	$112	$(1,568)	$(1,367)

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Six months ended June 30, 2025
Particulars	Software Services	Managed Services	Corporate and others	Total
Revenue	$4,266	$2,857	$140	$7,263
Less:
Cost of revenue	(3,833)	(2,487)	(120)	(6,440)
Segmental gross profit	433	370	20	823
Sales and marketing	(328)	(221)	(441)	(990)
General and administrative	(230)	(154)	(1,996)	(2,380)
Research and development	-	-	(198)	(198)
Segmental loss	(125)	(5)	(2,615)	(2,745)
Interest expenses	-	-	(435)	(435)
Depreciation and amortization	(7)	(5)	-	(12)
Other income	-	-	124	124
Loss before income taxes	(132)	(10)	(2,926)	(3,068)
Income tax	-	-	-	-
Loss after income taxes	$(132)	$(10)	$(2,926)	$(3,068)

Revenue from top 5 customers

Schedule of concentration

	Three months ended June 30, 2026			Three months ended June 30, 2025
Customer	Amount		% of Revenue	Amount	% of Revenue
Customer 1	$2,378	(*)	26%	$707	20%
Customer 2	836	(*)	9%	668	19%
Customer 3	676	(*)	7%	337	9%
Customer 4	667	(*)	7%	245	7%
Customer 5	$588		6%	$112	3%

(*)	represents customer acquired as part of business combination. See note 6(B) for details.

	Six months ended June 30, 2026			Six months ended June 30, 2025
Customer	Amount		% of Revenue	Amount	% of Revenue
Customer 1	$4,516	(*)	24%	$1,466	20%
Customer 2	1,518	(*)	8%	1,327	18%
Customer 3	1,329	(*)	7%	603	8%
Customer 4	1,320	(*)	7%	429	6%
Customer 5	$1,225		6%	$345	5%

(*)	represents customer acquired as part of business combination. See note 6(B) for details.

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

15) Stock Based Compensation

	June 30, 2026	December 31, 2025
Opening share options outstanding	2,710	46
Vested / granted during the period / year	2	2,668
Forfeited / expired	-	(4)
Closing share options outstanding	2712	2,710

Schedule of stock option activity

The employee options balance available under the plan (for issuance) were 3,997,292 and 3,138,280 as of June 30, 2026, and June 30, 2025, respectively.

The following table summarizes the activities for our unvested options for the period ended June 30, 2026.

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2026	3	$24,222
Vested	(2)	24,218
Unvested on June 30, 2026	1	$24,225

The following table summarizes the activities for our unvested options for the period ended June 30, 2025.

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2025	7	$24,322
Vested	(3)	25,054
Unvested on June 30, 2025	4	$24,200

16) Loss per share

	Three months ended
	June 30,
	2026	2025
Net loss attributable to common stockholders	$(4,387)	$(1,367)
Weighted average shares outstanding used in basic per common share computations	2,805,546	39,057
Basic / Diluted EPS – Stockholders(*)	$(1.56)	$(35.01)

*	Due to net loss position, basic and diluted weighted average shares outstanding are the same.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

	Six months ended
	June 30,
	2026	2025
Net loss attributable to common stockholders	$(10,563)	$(3,068)
Weighted average shares outstanding used in basic per common share computations	1,481,343	19,964
Basic / Diluted EPS – Stockholders(*)	$(7.13)	$(153.65)

*	Due to net loss position, basic and diluted weighted average shares outstanding are the same.

17) Subsequent Events

i.	Subsequent to June 30, 2026, the Company completed two draws under its Equity Purchase Agreement with Hudson Global Ventures, LLC. Pursuant to the draws, the Company issued an aggregate of 350,000 shares of common stock and received aggregate net proceeds of approximately $314, after deducting contractual clearing and transaction costs of approximately $23. The shares were issued subsequent to June 30, 2026, and, accordingly, no amounts related to these draws were recognized in the Company’s unaudited condensed consolidated financial statements as of June 30, 2026.

ii.	As explained in note 12(D)[iii], the Company issued Hudson Global Ventures LLC, a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.00001 per share as a commitment fee for entering into the Equity Purchase Agreement. On July 22, 2026, Hudson exercised the warrant in full on a cashless basis. Pursuant to the cashless exercise provisions of the warrant, the Company issued 50,000 shares of common stock to Hudson. Following the exercise, no shares remained issuable under the warrant. The cashless exercise did not result in any additional cash proceeds to the Company.

iii.	During July 2026, the Company issued an aggregate of 9,718,373 shares of common stock in connection with the Teyame Share Purchase Agreement. The shares issued consisted of 1,974,686 shares of common stock issued as acquisition consideration and 7,743,687 shares of common stock issued upon conversion of preferred stock related to the consideration for acquisition of Teyame and Datono. The shares were issued subsequent to June 30, 2026, and, accordingly, were not included in the Company’s common shares outstanding as of June 30, 2026 or in weighted-average shares outstanding for the three and six months then ended. The shares will be included in weighted-average shares outstanding from their respective issuance dates.

iv.	On July 17, 2026, the Company’s shareholders approved the issuance of 2,828,167 shares of common stock pursuant to the Securities Exchange Agreement dated June 24, 2026, with SecureKloud Technologies Ltd. Under the agreement, SecureKloud surrendered 1,600,000 shares of the Company’s Series B Convertible Preferred Stock in exchange for 2,828,167 shares of the Company’s common stock. As part of the consideration contemplated by the agreement, $626 of advance to SecureKloud was included in the transaction. The Company had fully provided for such advance as of June 30, 2026.

v.

On July 29, 2026, the Company announced that it had entered into a non-binding letter of intent to acquire a 51% equity interest in CosmoAesthetics Pty Ltd, an Australian company operating under the name CosmoInnovations. CosmoInnovations is a Melbourne-based company engaged in the development of proprietary medical technology, consumer-health and related products. The proposed aggregate consideration is approximately $23,500 and is expected to consist of a combination of cash, equity securities of the Company and performance-linked milestone payments over a three-year period.

The proposed transaction remains subject to the completion of financial, legal and intellectual-property due diligence, the negotiation and execution of definitive agreements, receipt of applicable regulatory and other approvals and the satisfaction of customary closing conditions. Accordingly, there can be no assurance that the proposed transaction will be completed on the terms currently contemplated, or at all.

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

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto, and the consolidated financial statements and the related notes thereto all included elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, and in the sections entitled “Note About Forward-Looking Statements” and “Risk Factors” contained in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Overview

Healthcare Triangle, Inc. (the “Company”) is a leading healthcare information technology company focused on advancing innovative, industry-transforming solutions in the areas of cloud services, data science, professional and managed services for the Healthcare and Life Sciences industry.

The Company was formed on October 29, 2019, as a Nevada corporation and converted into a Delaware corporation on April 24, 2020, to provide IT and data services to the Healthcare and Life Sciences (“HCLS”) industry. The business commenced on January 1, 2020, after SecureKloud Technologies Inc. transferred its Life Sciences business to us. As of June 30, 2026, we had a total of 40 full time employees and 27 sub-contractors, including 32 certified cloud engineers, 22 Epic Certified EHR experts, 9 MEDITECH Certified EHR experts and 4 Admin sub-contractors. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in the field of technology, investment banking and public markets.

During the period ended June 30, 2026, the Company effected a 1-for-60 reverse split of its issued and outstanding common stock on February 10, 2026. The reverse split reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share.

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

Our Business Model

The majority of our revenue is generated by the AI powered Customer Engagement segment following the Company’s acquisition of Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) effective January 1, 2026, followed by the revenue earned through our full time employees who provide Software Services and Managed Services and Support to our clients in the Healthcare and Life Sciences industry. Our Software Services include strategic advisory, implementation and development services, and Managed Services and Support include post implementation support and cloud hosting.

Key Factors of Success

We believe that our future growth, market adoption, success, and the long-term value creation associated Teyame following the acquisition by Healthcare Triangle, Inc. (HCTI) will depend on several strategic, operational and technological factors. These factors represent significant opportunities that management must successfully address in order to realize the expected benefits of the acquisition and accelerate the combined company’s growth trajectory.

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

On June 16, 2025 (the “Closing date”), Healthcare Triangle, Inc. through its wholly owned subsidiary Quantum Nexus Inc. (the “Company”) and Niyama Healthcare, Inc., a Delaware corporation, a provider of Mental Health and Hospital Information Systems technology, across India, Southeast Asia, and Europe (the “Seller”) entered into an Asset and Stock Transfer Agreement (the “Agreement”). Pursuant to the Agreement, the Company agreed to purchase from the Seller the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) the Seller’s 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - Hospital Information Systems SaaS Provider as Seller’s Equity (the “Transferred Equity”), as a whole and as a going concern in exchange for the Purchase Price (as defined below).

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

The cash consideration includes: (i) $3,000 paid during 2025 pursuant to an advance agreement dated December 3, 2025, (ii) $6,000 paid during January, 2026, (iii) $3,200 paid during April, 2026, and (iv) $2,800 payable on the earlier of the conditions being met as outlined in the Share Purchase Agreement, or six months from the date of the Share Purchase Agreement (but in no event prior to April 29, 2026).

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

These combined customer relationships may increase enterprise engagements and enhance our data, analytics and automation offerings. Healthcare organizations increasingly prefer integrated technology partners capable of delivering end-to-end digital transformation solutions, and the acquisition may strengthen HCTI’s ability to provide such comprehensive offerings.

Future growth will depend on the Company’s ability to execute coordinated sales and marketing initiatives, demonstrate measurable value to customers, and maintain high customer retention and satisfaction levels.

Adoption of Artificial Intelligence (AI) and enhancement of our Healthcare Technology capabilities

The acquisition of Teyame is expected to accelerate the pace of innovation and strengthen HCTI’s strategic position within the rapidly growing healthcare artificial intelligence market. Through the acquisition, HCTI intends to expand its scalable AI-driven capabilities and enhance its portfolio of solutions focused on clinical workflow optimization, patient engagement, operational efficiency, predictive analytics, and intelligent automation.

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

Adoption of our solutions by new and existing customers

We believe that our ability to increase our customer base will enable us to drive growth. Most of our customers initially deploy our solutions within a division or geography and may only initially deploy a limited set of our available solutions. Our future growth is dependent upon our existing customers’ continued success and renewals of our solutions agreements, deployment of our solutions to additional divisions or geographies, and the purchase of subscriptions to additional solutions. Our growth is also dependent on the adoption of our solutions by new customers. Our customers are large organizations who typically have long procurement cycles which may lead to declines in the pace of our new customer additions.

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

Components of Results of Operations

Revenues

During the quarter ended June 30, 2026 and 2025, the Company generated revenues of approximately $9.19 million compared to revenue of $3.56 million respectively which represents an increase of $5.63 million or 158% compared to the previous year comparative quarter.

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

Customer Engagement Services

The Customer Engagement Services segment, acquired through business combination (see note 6), provides customer search, marketing, telemarketing and customer-support services to financial institutions, insurance companies and intermediaries, and other customers. These services include the promotion and distribution of banking, credit and insurance products; outbound and inbound telemarketing; lead generation and customer-search campaigns; appointment setting; customer service and satisfaction surveys; and technology-enabled digital marketing and customer-interaction services supporting customers’ digital search and customer-care strategies.

The Company recognizes revenue from Customer Engagement Services in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when or as the Company satisfies its performance obligations by transferring the promised services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services.

Under these arrangements, the Company generally performs the customer-engagement services using its own personnel, processes, systems and operational infrastructure and is primarily responsible for fulfilling the promised services in accordance with contractual requirements and applicable quality standards. The Company has determined that it controls the specified services before they are transferred to the customer and, accordingly, acts as the principal in these arrangements and recognizes revenue on a gross basis.

Consideration under Customer Engagement Services arrangements is generally based on either a fee for each completed and validated outcome or an agreed hourly rate for services provided.

For success-based arrangements, revenue is recognized at a point in time when the applicable contractual outcome has been completed and validated by the customer in accordance with contractual terms. To the extent such consideration is variable, revenue is recognized only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur.

For hourly service arrangements, revenue is recognized over time as the services are performed because the customer simultaneously receives and consumes the benefits of the Company’s performance. Revenue is measured based on the contracted hourly rate and the actual hours of service provided during the applicable reporting period.

Revenue is presented net of estimated cancellations, penalties and other adjustments to the extent such amounts represent adjustments to the transaction price under the applicable customer contracts.

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

Gross Margin

The gross margin generated by the Company has increased to 22% in the quarter ended June 30, 2026, as compared to 14% in the quarter ended June 30, 2025, respectively.

The Customer Engagement Services segment generated $1.64 million in segment gross profit at a gross margin of approximately 26%, above the Company’s historical margin profile and consistent with the segment’s performance in the first quarter. The continued strength of this segment was the single largest driver of the Company’s overall gross margin expansion, to 22% in the quarter ended June 30, 2026, from 14% in the quarter ended June 30, 2025.

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

Results of Operations

The following tables set forth selected unaudited condensed consolidated statements of operations and comprehensive loss data and such data as a percentage of total revenues for each of the periods indicated:

	Quarter ended June 30,
	2026	% Sales	2025	% Sales

Revenue	$9,193	100%	$3,558	100%
Less:
Cost of revenue (exclusive of depreciation /amortization)	7,126	78%	3,064	86%
Sales and marketing	720	8%	616	17%
General and administrative	4,821	52%	1,182	33%
Research and development	51	1%	55	2%
Bad debts expense	17	0%	-	0%
Depreciation and amortization	529	6%	-	0%
Other income	(438)	(5)%	(13)	(0)%
Changes in fair value	652	7%	-	0%
Interest expense	89	1%	21	1%
Forex loss	17	0%	-	0%
Net loss	$(4,391)	(48)%	$(1,367)	(38)%

Revenue from operations

	Quarter ended June 30,		Changes
	2026	2025	Amount	%

Revenue	$9,193	$3,558	$5,635	158%

Revenue increased by $5.6 million, or 158% to $9.2 million for the quarter ended June 30, 2026, as compared to $3.6 million for the quarter ended June 30, 2025. Revenue from Customer Engagement Services, and Corporate and Others increased in the current quarter, while revenue from Software Services and Managed Services and Support decreased.

Our top 5 customers accounted for 55% of the revenue in quarter ended June 30, 2026, and 58% during quarter ended June 30, 2025, respectively.

The following table has the breakdown of our revenues for the quarter ended June 30, 2026, and 2025 for each of our top 5 customers.

Top Five Customers Revenue for quarter ended June 30, 2026 and 2025.

(In thousands, except percentages)

	Quarter ended June 30, 2026			Quarter ended June 30, 2025
Customer	Amount		% of Revenue	Amount	% of Revenue
Customer 1	$2,378	*	26%	$707	20%
Customer 2	836	*	9%	668	19%
Customer 3	676	*	7%	337	9%
Customer 4	667	*	7%	245	7%
Customer 5	$588		6%	$112	3%

(*)	acquired as part of business combination during the period ended June 30, 2026.

The following table provides details of Customer 1 revenue by operating segments:

	Quarter ended June 30,		Changes
	2026	2025	Amount	%

Software services	$-	$702	$(702)	(100)%
Customer engagement services	2,378	-	2,378	100%
Managed services and support	-	5	(5)	(100)%
Total Revenue	$2,378	$707	$1,671	236%

Total revenue from Customer 1 increased by $1.67 million, or 236% to $2.38 million for the quarter ended June 30, 2026, as compared to $0.71 million for the quarter ended June 30, 2025. Software Services revenue decreased by $0.70 million or 100% to nil for the quarter ended June 30, 2026, as compared to $0.70 million for the quarter ended June 30, 2025. Customer engagement services revenue increased by $2.38 million, or 100% to $2.38 million for the quarter ended June 30, 2026, as compared to nil for the quarter ended June 30, 2025. Managed Services and Support revenue decreased by $0.005 million, or 100% to nil for the quarter ended June 30, 2026, as compared to $0.005 million for the quarter ended June 30, 2025.

Cost of Revenue (exclusive of depreciation/amortization)

	Quarter ended June 30,		Changes
	2026	2025	Amount	%

Cost of revenue (exclusive of depreciation/amortization)	$7,126	$3,064	$4,062	133%

Cost of revenue, excluding depreciation and amortization, increased by $4.1 million, or 133%, to $7.1 million for the quarter ended June 30, 2026, as compared to $3.1 million for the quarter ended June 30, 2025.

Research and Development

	Quarter ended June 30,		Changes
	2026	2025	Amount	%

Research and development	$51	$55	$(4)	(7)%

Research and Development expenses decreased by 7% to $0.05 million for the quarter ended June 30, 2026, as compared to $0.05 million for the quarter ended June 30, 2025.

Sales and Marketing

	Quarter ended June 30,		Changes
	2026	2025	Amount	%

Sales and marketing	$720	$616	$104	17%

Sales and Marketing expenses increased by $0.1 million, or 17% to $0.7 million for the quarter ended June 30, 2026, as compared to $0.6 million for the quarter ended June 30, 2025.

Sales and Marketing expenses for the quarters ended June 30, 2026, and 2025, were $720 and $616, of which advertisement expenses were $495 and $236 respectively.

General and Administrative

	Quarter ended June 30,		Changes
	2026	2025	Amount	%

General and administrative	$4,821	$1,182	$3,639	308%

General and Administrative expenses increased by $3.6 million, or 308% to $4.8 million for the quarter ended June 30, 2026, as compared to $1.2 million for the quarter ended June 30, 2025.

Depreciation and Amortization

	Quarter ended June 30,		Changes
	2026	2025	Amount	%

Depreciation and amortization	$529	$-	$529	100%

Depreciation and Amortization expenses increased by $0.5 million, or 100% to $0.5 million for the quarter ended June 30, 2026, as compared to nil for the quarter ended June 30, 2025.

Interest Expense

	Quarter ended June 30,		Changes
	2026	2025	Amount	%

Interest expense	$89	$21	$68	324%

Interest expenses increased by $0.07 million, or 324% to $0.09 million for the quarter ended June 30, 2026, as compared to $0.02 million for the quarter ended June 30, 2025.

Other income

	Quarter ended June 30,		Changes
	2026	2025	Amount	%

Other income	$438	$13	$425	3,269%

Other income increased by $0.43 million, or 3,269% to $0.44 million for the quarter ended June 30, 2026, as compared to $0.01 million for the quarter ended June 30, 2025.

Changes in fair value

	Quarter ended
	June 30,
	(In thousands)		Changes
	2026	2025	Amount	%
Changes in fair value	$652	$-	$652	100%

Changes in fair value increased by $0.7 million, or 100% to $0.7 million for the quarter ended June 30, 2026, as compared to nil for the quarter ended June 30, 2025.

Forex loss

	Quarter ended
	June 30,
	(In thousands)		Changes
	2026	2025	Amount	%
Forex loss	$17	$-	$17	100%

Forex loss increased by $0.01 million, or 100% to $0.01 million for the quarter ended June 30, 2026, as compared to nil for the quarter ended June 30, 2025.

Revenue, Cost of Revenue and Operating Profit by Operating Segment

We manage and report our business under four operating segments which are Software Services, Managed Services and Support, Customer Engagement Services, and Corporate and Others.

	Quarter ended June 30,		Changes
	2026	2025	Amount	%
Software services	$1,546	$2,145	$(599)	(28)%
Managed services and support	1,266	1,343	(77)	(6)%
Customer engagement services(*)	6,309	-	6,309	100%
Corporate and others	72	70	2	3%
Revenue	$9,193	$3,558	$5,635	158%

Revenue from Software services decreased by $0.6 million, or 28% to $1.55 million for the quarter ended June 30, 2026, as compared to $2.14 million for the quarter ended June 30, 2025. Revenue from Managed services and support decreased by $0.07 million, or 6% to $1.27 million for the quarter ended June 30, 2026, as compared to $1.34 million for the quarter ended June 30, 2025. Revenue from Customer engagement services increased by 100% to $6.31 million for the quarter ended June 30, 2026, as compared to nil for the quarter ended June 30, 2025. Revenue from Corporate and others increased by 3% to $0.07 million for the quarter ended June 30, 2026, as compared to $0.07 million for the quarter ended June 30, 2025.

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

Cost of Revenue

	Quarter ended June 30,		Changes
	2026	2025	Amount	%

Software services	$1,254	$1,775	$(521)	(29)%
Managed services and support	991	1,055	(64)	(6)%
Customer engagement services	4,666	-	4,666	100%
Corporate and others	215	234	(19)	(8)%
Cost of revenue	$7,126	$3,064	$4,062	133%

Cost of revenue from Software services decreased by $0.52 million, or 29% to $1.25 million for the quarter ended June 30, 2026, as compared to $1.78 million for the quarter ended June 30, 2025. Cost of revenue from Managed Services and Support decreased by $0.06 million, or 6% to $0.99 million for the quarter ended June 30, 2026, as compared to $1.06 million for the quarter ended June 30, 2025. Cost of revenue from Customer engagement services increased by $4.67 million, or 100% for the quarter ended June 30, 2026, as compared to nil for the quarter ended June 30, 2025. Cost of revenue from corporate and others decreased by $0.02 million, or 8% to $0.21 million for the quarter ended June 30, 2026, as compared to $0.23 million for the quarter ended June 30, 2025.

Segment operating results by reportable segments were as follows:

Operating results by Operating Segment

Three months ended June 30, 2026
	Software Services	Managed Services	Customer Engagement Services*	Corporate and Others	Total
Revenue	$1,546	$1,266	$6,309	$72	$9,193
Less:
Cost of revenue	(1,254)	(991)	(4,666)	(215)	(7,126)
Segmental gross profit / (loss)	292	275	1,643	(143)	2,067
Sales and marketing	(115)	(87)	(28)	(490)	(720)
General and administrative	(311)	(99)	(1,726)	(2,685)	(4,821)
Research and development	-	-	6	(57)	(51)
Bad debts	(17)	-	-	-	(17)
Segmental profit / (loss)	(151)	89	(105)	(3,375)	(3,542)
Interest expenses	-	-	(79)	(10)	(89)
Depreciation and amortization	(167)	(137)	(217)	(8)	(529)
Other income	-	-	357	81	438
Forex loss	-	-	-	(17)	(17)
Changes in Fair Value	-	-	-	(652)	(652)
Loss before income taxes	(318)	(48)	(44)	(3,981)	(4,391)
Income tax	-	-	(24)	-	(24)
Loss after income taxes	$(318)	$(48)	$(68)	$(3,981)	$(4,415)

(*)	Acquired as part of business combination during the period ended June 30, 2026.

Quarter ended June 30, 2025
Particulars	Software Services	Managed Services	Corporate and others	Total
Revenue	$2,145	$1,343	$70	$3,558
Less:
Cost of revenue	(1,775)	(1,055)	(234)	(3,064)
Segmental gross profit / (loss)	370	288	(164)	494
Sales and marketing	(177)	(111)	(328)	(616)
General and administrative	(104)	(65)	(1,013)	(1,182)
Research and development	-	-	(55)	(55)
Segmental profit / (loss)	89	112	(1,560)	(1,359)
Interest expenses	-	-	(21)	(21)
Depreciation and amortization	-	-	-	-
Other income	-	-	13	13
Profit / (loss) before income taxes	89	112	(1,568)	(1,367)
Income tax	-	-	-	-
Profit / (loss) after income taxes	$89	$112	$(1,568)	$(1,367)

Due from related parties:

On January 1, 2025, the Company entered into a Master Service Agreement with SecureKloud Technologies Inc. (“SKI”) and SecureKloud Technologies Limited (“SKL”). The initial term of the agreement is twenty-four months, which is extendable based on mutual consent. As per the Master Services Agreement, SKI and SKL provide technical resources according to the statement of work from the Company. Pricing is determined using a cost-plus model, with a markup of 18% on cost, to ensure that the transactions comply with the arm’s length principle in accordance with the applicable transfer pricing regulations.

As of June 30, 2026, and December 31, 2025, the balances outstanding are $3,260, and $3,826 respectively. The balances are unsecured, non-interest bearing and are expected to be settled in the ordinary course of business, as outlined below:

-	$3,200 was advanced to SecureKloud Technologies Ltd. in connection with the design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property, intended to support the Company’s current and future product offerings at a cost not-to-exceed $3,200, and

-	$60 was advanced to Healthcare Triangle (Pvt.) Ltd. (a subsidiary of SecureKloud) for provision of certain services to the Company.

On June 24, 2026, the Company entered into a Securities Exchange Agreement with SecureKloud pursuant to which certain preferred equity securities held by SecureKloud were exchanged for shares of the Company’s common stock following receipt of stockholder approval subsequent to June 30, 2026. As part of the consideration under the Securities Exchange Agreement, advance amounting to $626 due from SecureKloud was included in the transaction. Accordingly, the Company recorded a full provision against the advance of $626 during the six months ended June 30, 2026. See also Note 17, Subsequent Events.

C.	Related party transactions:

Following are the transactions with related parties during the periods presented:

Related Parties	Nature of transactions	Quarter ended June 30, 2026	Quarter ended June 30, 2025
SecureKloud Technologies Limited, India	Services received and paid	$-	$563
	Amounts advanced	-	407
Healthcare Triangle (Pvt.) Limited, India	Services received and paid	542	-
	Amounts advanced	60	-
SecureKloud Technologies, Inc.	Services received and paid	-	49
	Amounts advanced	-	832
	Services rendered	-	-
	Amounts collected by related party on behalf of the Company	-	75
Blockedge Technologies, Inc.	Services rendered	-	30
	Services received and paid	60	-
	Amounts advanced	-	91
Key management personnel	Remuneration	337	276
Board of Directors	Compensation	$55	$55

Liquidity and Capital Resources

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The Company’s current ratio, as at June 30, 2026 is 0.6 compared to 1.03 as at December 31, 2025.

The Company’s current debt equity ratio, as at June 30, 2026 financial statement is 0.27, compared to 1.08 as at December 31, 2025.

The Company does not have inventory and hence the quick ratio is the same as the current ratio.

Sources of Liquidity

	As of June 30, 2026	As of June 30, 2025

Cash and cash equivalents	$1,906	$3,228

As of June 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $1.91 million. We have financed our operations primarily through financing activity and operating cash flows. We believe our existing cash and cash equivalents generated from operations and financing activities will be sufficient to meet our working capital over the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the expansion of sales and marketing activities and the ongoing investments in platform development.

Cash Flows

The following table presents a summary of our consolidated cash flows provided by / (used in) operating, investing, and financing activities for the periods indicated:

	Six months ended June 30, 2026	Six months ended June 30, 2025

Cash flows used in operating activities	$(7,697)	$(8,192)
Cash flows used in investing activities	(9,244)	(603)
Cash flows provided by financing activities	11,192	12,003
Cumulative translation adjustment	30	—
Net (decrease) / increase in cash and cash equivalents	$(5,719)	$3,208

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026, was $(7.70) million compared to $(8.19) million for the six months ended June 30, 2025.

Investing Activities

Net cash used in investing activities was $(9.20) million for the six months ended June 30, 2026, compared to $(0.6) million for the six months ended June 30, 2025.

Financing Activities

Cash inflow from financing activities was $11.19 million for the six months ended June 30, 2026, compared to a net inflow of $12 million for the six months ended June 30, 2025.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Operating Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

During the six months ended June 30, 2026, no director or officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408(a) of Regulation S-K.

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

HEALTHCARE TRIANGLE, INC.

Date: August 13, 2026	/s/ Sujatha Ramesh
Sujatha Ramesh
Board Director and Chief Operating Officer
(Principal executive officer)

Date: August 13, 2026	/s/ David Ayanoglou
David Ayanoglou
Chief Financial Officer
(Principal financial officer)