Form 10-Q
period 2026-09-30
Healthcare Triangle, Inc.
filed 2026-11-13
CIK 1839285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☒

As of November 11, 2026, 915,189 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words “believe,” “may,” “will,” “potentially,” “plan,” “could,” “should,” “predict,” “ongoing,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “seek,” or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026, as amended, and in our other publicly available filings and press releases. These statements include, among other things, those regarding:

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

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial statements (In thousands of US $, unless otherwise noted)

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Balance Sheets

		September 30,	December 31,
	Note	2026	2025
		(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents		$1,869	$7,625
Accounts receivable, net	3	4,789	2,070
Other current assets	4	2,204	3,456
Total current assets		8,862	13,151
Advances, net	5	1,975	3,826
Furniture and equipment, net	7	1,091	5
Other intangible assets, net	6	55,425	2,808
Goodwill	6	2,946	2,946
Operating lease right-of-use assets	8	973	-
Other non-current assets	9	1,426	-
Total assets		$72,698	$22,736

Liabilities and stockholders’ equity
Current liabilities
Accounts payable		$1,299	$744
Short-term debt	10	9,000	10,737
Operating lease liabilities – current	8	678	-
Other current liabilities	11	3,406	1,311
Total current liabilities		14,383	12,792
Non-current liabilities
Long-term debt	10	2,640	-
Operating lease liabilities - non-current	8	296	-
Contingent consideration	6,12	5,000	-
Other non-current liabilities		141	-
Total liabilities		22,460	12,792
Stockholders’ equity	13
Preferred stock, par value $0.00001; 10,000,000 authorized:
Series A super voting preferred stock - 20,000 shares issued and outstanding as of each of September 30, 2026, and December 31, 2025		-	-
Series B convertible preferred stock, nil and 1,600,000 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively		-	7,435
Common stock, par value $0.00001; 2,000,000,000 authorized; 886,497 and 7,121 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively		-	11
Additional paid-in capital		102,697	45,534
Accumulated deficit		(52,311)	(42,999)
Total equity attributable to HCTI stockholders		50,386	9,981
Non-controlling interest		(148)	(37)
Total stockholders’ equity		50,238	9,944
Total liabilities and stockholders’ equity		$72,698	$22,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2026	2025	2026	2025
Net revenue		$9,116	$3,489	$28,162	$10,752
Cost of revenue (exclusive of depreciation and amortization shown separately below)		7,035	2,871	21,622	9,310
Gross margin		2,081	618	6,540	1,442
Operating expenses
Sales and marketing		1,538	1,022	4,038	2,012
General and administrative		2,213	2,085	10,251	4,464
Research and development		231	59	367	257
Bad debt expense		26	(20)	168	(20)
Depreciation and amortization	6,7	74	63	1,413	75
Total operating expenses		4,082	3,209	16,237	6,788
Loss from operations		(2,001)	(2,591)	(9,697)	(5,346)
Other income		190	731	636	854
Changes in fair value	10	(629)	-	(3,717)	-
Interest expense		(80)	(32)	(253)	(467)
Forex loss		(26)	(14)	(105)	(14)
Loss before income tax		(2,546)	(1,906)	(13,136)	(4,973)
Income tax reversal / (expense)		14	-	(11)	-
Net loss		$(2,532)	$(1,906)	$(13,147)	$(4,973)
Other comprehensive income (OCI)
Foreign currency translation gain		124	6	197	6
Comprehensive loss		$(2,408)	(1,900)	$(12,950)	(4,967)
Comprehensive loss attributable to:
Stockholders		$(2,349)	(1,882)	$(12,839)	(4,949)
Non-controlling interest		(59)	(18)	(111)	(18)
Net (loss) per common share - basic and diluted, attributable to stockholders	17	-	(509.53)	(36.83)	(2,683.58)
Net income per common share - basic attributable to stockholders	17	1.70	-	-	-
Net income per common share – diluted attributable to stockholders	17	1.21	-	-	-
Stockholders- Diluted
Weighted average shares outstanding used in per common share computations:
Basic		620,496	3,703	258,212	1,846
Diluted		872,744	-	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred stock (Series A)		Preferred stock (Series B)		Preferred stock (Series C, to be issued)		Common stock		Additional paid-in	Non-controlling	Accumulated	Total stockholders’
	Shares	Amount	Shares(*)	Amount	Shares	Amount	Shares	Amount	capital	interest	deficit	equity
Three months ended September 30, 2026
Balance at June 30, 2026	20,000	-	1,600,000	7,435	-	18,000	101,386	11	77,231	(89)	(53,489)	49,099

Net loss	-	-	-	-	-	-	-	-	-	(59)	(2,473)	(2,532)

Transfer to additional paid-in capital								(11)	11	-	-	-

Effects of exchange translation reserve (OCI)	-	-	-	-	-	-	-	-	-	-	124	124

Equity line of credit – Hudson shares	-	-	-	-	-	-	2,500	-	-	-	-	-

Common stock issued for cash (ELOC)- gross proceeds	-	-	-	-	-	-	17,500	-	338	-	-	338

Less: ELOC issuance expenses									(25)			(25)

Common stock issued for cash (ATM placements)- gross proceeds received	-	-	-	-	-	-	137,784	-	4,100	-	-	4,100

Less: Placement commission									(142)			(142)

Shares buy back at market(1)	-	-	-	-	-	-	-	-	(98)	-	-	(98)

Extinguishment and exchange of Series B preferred stock to common equity	-	-	(1,600,000)	(7,435)	-	-	141,408	-	3,282	-	3,527	(626)

Issuance of stock in connection with business combination	-	-	-	-	-	(18,000)	485,919	-	18,000	-	-	-

Balance at September 30, 2026	20,000	-	-	-	-	-	886,497	-	102,697	(148)	(52,311)	50,238

(1)	During September 2026, pursuant to its previously announced share repurchase program, the Company executed a single transaction to repurchase 127,248 shares of its common stock (equivalent to approximately 6,362 shares following the one-for-twenty reverse stock split effective October 26, 2026, before fractional-share adjustments). As of September 30, 2026, the transfer of these shares to the Company remained pending. Upon completion of the transfer, the Company intends to cancel and retire the repurchased shares.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred stock (Series A)		Preferred stock (Series B)		Common stock		Additional paid-in	Non-controlling	Accumulated	Total stockholders’
	Shares	Amount	Shares(*)	Amount	Shares	Amount	capital	interest	deficit	equity
Nine months ended September 30, 2026
Balance at December 31, 2025	20,000	-	1,600,000	7,435	7,121	11	45,534	(37)	(42,999)	9,944

Net loss	-	-	-	-	-	-	-	(111)	(13,036)	(13,147)

Transfer to additional paid-in capital						(11)	11			-

Effects of exchange translation reserve (OCI)	-	-	-	-	-	-	-	-	197	197

Common stock, pre-funded warrants and preferred stock issued for acquisition(1)	-	-	-	-	488,703	-	30,000	-	-	30,000

Common stock issued for cash (ATM placements)- gross proceeds received	-	-	-	-	172,615	-	10,135	-	-	10,135

Less: Placement commission	-	-	-	-	-	-	(322)	-	-	(322)

Shares buy back at market(3)	-	-	-	-	-	-	(98)	-	-	(98)

Equity line of credit – Hudson shares (2)	-	-	-	-	2,500	-	112	-	-	112

Common stock issued for cash (ELOC)	-	-	-	-	17,500	-	338	-	-	338

Less: ELOC issuance costs	-	-	-	-	-	-	(25)	-	-	(25)

Extinguishment and exchange of Series B preferred stock to common equity	-	-	(1,600,000)	(7,435)	141,408	-	3,282	-	3,527	(626)

Conversion of debt to equity	-	-	-	-	22,572	-	10,167	-	-	10,167

Equity issued pursuant to a financing arrangement	-	-	-	-	34,078	-	3,960	-	-	3,960

Less: Issuance costs	-	-	-	-		-	(397)	-	-	(397)

Balance at September 30, 2026	20,000	-	-	-	886,497	-	102,697	(148)	(52,311)	50,238

(*)	The reverse stock splits effected in August 2025, February 2026, and October 2026 applied to the Company’s common stock and did not affect the number of Series ‘A’ or Series ‘B’ Preferred Stock shares outstanding. Also see note 13.

(1)	See note 6(B) for details on common stock and pre-funded warrants issued in connection with the acquisition.

(2)	See note 13(A)(ii) for details on equity line of credit – prefunded warrants.

(3)

During September 2026, pursuant to its previously announced share repurchase program, the Company executed a single transaction to repurchase 127,248 shares of its common stock (equivalent to approximately 6,362 shares following the one-for-twenty reverse stock split effective October 26, 2026, before fractional-share adjustments). As of September 30, 2026, the transfer of these shares to the Company remained pending. Upon completion of the transfer, the Company intends to cancel and retire the repurchased shares.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred stock (Series A)		Preferred stock (Series B)		Common stock		Additional paid-in	Equity to be	Non-controlling	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	issued	Interest	deficit	(deficit)
Three months ended September 30, 2025
Balance at June 30, 2025	20,000	$-	1,600,000	$7,435	4,860	$14	$39,399	-	-	$(36,638)	$10,210
Net loss	-	-	-	-	-	-	-	-	(18)	(1,888)	(1,906)
Effects of exchange translation reserve (OCI)	-	-	-	-	-	-	-	-	-	6	6
Issue of Options (ISO/NSO)	-	-	-	-	-	-	416	-	-	-	416
Cancellation of shares	-	-	-	-	(1,157)	(3)	(2,997)	-	-	-	(3,000)
Shares to be issued	-	-	-	-	-	-	-	3,000	-	-	3,000
Balance at September 30, 2025	20,000	$-	1,600,000	$7,435	3,703	$11	$36,818	$3,000	$(18)	$(38,520)	$8,726

Nine months ended September 30, 2025
Balance at December 31, 2024	6,000		1,600,000	7,435	19	0	21,022	-	-	(33,571)	(5,114)
Net loss	-	-	-	-	-	-	-	-	(18)	(4,955)	(4,973)
Shares issued for services	14,000	-	-	-	-	-	88	-	-	-	88
Effects of exchange translation reserve	-	-	-	-	-	-	-	-	-	6	6
Common stock issued for cash	-	-	-	-	23	-	95	-	-	-	95
Prefunded warrants issued for cash	-	-	-	-	98	-	395	-	-	-	395
Series B (cashless warrants)	-	-	-	-	3,552	11	14,699	-	-	-	14,710
Expenses relating to funding	-	-	-	-	-	-	(1,524)	-	-	-	(1,524)
Shares issued for acquisition	-	-	-	-	1,157	3	2,997	-	-	-	3,000
Conversion of Debt to Equity	-	-	-	-	9	-	1,191	-	-	-	1,191
Shares issued for acquisition (contingent consideration)	-	-	-	-	2	-	400	-	-	-	400
Stock based compensation	-	-	-	-	-	-	452	-	-	-	452
Cancellation of shares	-	-	-	-	(1,157)	(3)	(2,997)	-	-	-	(3,000)
Shares to be issued	-	-	-	-	-	-	-	3,000	-	-	3,000
Balance at September 30, 2025	20,000	-	1,600,000	$7,435	3,703	$11	$36,818	$3,000	$(18)	$(38,520)	$8,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTHCARE TRIANGLE, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

			Nine Months Ended September 30,
	Note		2026	2025
			(In ’000)
Cash flows from operating activities
Net loss			$(13,147)	$(4,973)
Adjustment to reconcile net loss to net cash provided by / (used in) operating activities
Depreciation and amortization			1,413	75
Net unrealized exchange loss			105	8
Change in fair value			3,717	-
Common stock issued for services			-	88
Amortization of debt discount			-	223
Other income			(7)	(683)
Stock compensation expenses			-	451
Interest expenses			253	467
Interest expenses settled by equity			-	316
Right-of-use lease expenses			618	-
Bad debt expense	3		168	(20)
Changes in working capital:
Accounts receivable			1,984	(1,247)
Other current assets			(1,027)	(40)
Due from affiliates			-	(3,005)
Accounts payable			(2,278)	(1,377)
Other current liabilities			(1,159)	28
Payment of lease liability	8		(594)	-
Interest paid			(253)	(467)*
Net cash used in operating activities			(10,207)	(10,156)

Cash flows from investing activities
Purchase of furniture and equipment			(108)	(6)
Disposal of furniture and equipment			7	-
Acquisition of intangible assets			-	(1,283)
Acquisition of Teyame, net of cash acquired on business combination	6		(10,598)	-
Net cash used in investing activities			(10,699)	(1,289)

Cash flows from financing activities
Proceeds from debt	10		112,391	-
Decrease in short term borrowing	10		(7)	(1,251)
Repayment of debt	10		(110,806)	-
Proceeds from equity issuance			13,688	14,305
Share buy-back at market			(98)	-
Net cash provided by financing activities			15,168	13,054

Effect of exchange rate changes on cash and cash equivalents			(18)	-

Net (decrease)/increase in cash and cash equivalents			(5,756)	1,609

Cash and cash equivalents
Cash and cash equivalents at the beginning of the year			7,625	20
Cash and cash equivalents at the end of the period			$1,869	$1,629

Supplementary disclosure of cash flows information
Deferred offering cost			$110	$-
Investment in platform development work-in-progress			1,225	-
Conversion of debt to common stock			10,167	-
Acquisition of Teyame	6	(B)	39,400	-
Settlement of Series B convertible preferred stock (including advance settlement of $626)	13	(B)	7,435	-
Equity to be issued			-	3,000
Operating right-of-use asset			973	-
Acquisition of assets			$-	$1,200

(*)	Corresponding figures have been rearranged for the purposes of comparison.

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

During 2025, the Company, through its wholly owned subsidiary QuantumNexis Inc., a Delaware corporation, entered into an Asset and Stock Transfer Agreement (ATA) with Niyama Healthcare Inc., a provider of Mental Health and Hospital Information Systems technology, across India, Southeast Asia, and Europe (the “Seller”). Pursuant to the ATA, the Company purchased (i) the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - a Hospital Information Systems SaaS Provider in exchange for a Purchase Price.

Effective January 1, 2026, the Company, through its wholly owned subsidiary Teyame AI Holdings Inc., a Delaware corporation, acquired Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) (see note 6[B] for details). Together, Teyame and Datono operate as an integrated platform providing AI-powered omnichannel customer experience, marketing, financial and insurance distribution services.

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

Liquidity Risk

The Company incurred loss from operations of $9,697, had negative operating cash flows of $10,207, and an accumulated deficit of $52,311 as of September 30, 2026. Management evaluated these conditions and concluded that they have been sufficiently mitigated by the Company’s net assets of $50,238 (including cash and cash equivalents of $1,869) at September 30, 2026, and the presence of an Equity Line of Credit pursuant to which the Company can elect to issue shares of its common stock up to a value of $50,000 (see note 13(D)[iii]). In addition, the Company continues to have access to its At-the-Market Sales Agreement dated November 18, 2025, pursuant to which the Company can issue its common stock at market prices. Accordingly, management has concluded that the Company has sufficient resources to fund operations and meet its obligations as they become due for a period of at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

1)	Basis of Preparation of Unaudited Condensed Consolidated Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. The December 31, 2025, consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2026, the results of operations, comprehensive loss, and stockholders’ equity (deficit) for the three and nine months ended September 30, 2026, and 2025, and cash flows for the nine months ended September 30, 2026, and 2025. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any future period. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed consolidated financial statements.

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

D.	All others

This segment includes Platform Services revenue. A typical Platform Services contract would provide for some or all of the following types of services being provided to the customer: Data Analytics, Backup and Recovery, through our Platform with contract terms unique to each customer. The Company delivers Platform Services through its proprietary platform. Where third-party technology or infrastructure is included in the arrangement, the Company evaluates whether it is acting as principal or agent based on whether it controls the service before transfer to the customer.

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

Fair Value Measurements

	September 30, 2026
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$1,869	—	—	$1,869
Financial liabilities:
2026 Convertible Notes (refer note 10[C])	—	—	$3,602	$3,602
Contingent consideration	—	—	$5,000	$5,000

	December 31, 2025
	Fair Value Measured Using
	Level 1	Level 2	Level 3		Total
Financial Assets:
Cash and cash equivalents	$7,625	—	—		$7,625
Financial liabilities:
2025 Convertible Notes (refer note 10[B])	$—	—	10,543	*	$10,543

(*)	Corresponding figures have been rearranged for the purposes of comparison.

Concentration

The Company monitors the credit worthiness of its customers through various factors, including review of their financial statements and other associated information. For the quarters ended September 30, 2026, and 2025, sales to five major customers accounted for approximately 58% and 56% of total revenue respectively. As of September 30, 2026, and December 31, 2025, accounts receivable from five major customers accounted for approximately 52% and 51% of the total accounts receivable.

As of September 30, 2026, and December 31, 2025, the Company had $710 and $6,503 respectively, of uninsured cash balances. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

3) Accounts Receivable, net

	September 30, 2026	December 31, 2025
Accounts receivable, gross	$5,137	$2,272
Less: Allowance for doubtful accounts (current expected credit loss) – see 3.1 below	(348)	(202)
Accounts receivable, net	$4,789	$2,070

3.1) Current Expected Credit Loss movement*:

	September 30, 2026	December 31, 2025
Opening balance	$202	$185
Charge for the period / year	168	17
Adjustment during the period / year	(22)	-
Closing balance	$348	$202

*	During the quarter ended September 30, 2026, and year ended December 31, 2025, the Company collected nil and $117 respectively. In addition, accounts receivable amounting to $22 (including $4 cumulative translation adjustment) were deemed uncollectible and adjusted against provision of current expected credit loss as of September 30, 2026.

4) Other current assets

	September 30, 2026	December 31, 2025
Unbilled revenue	$1,407	$3	*
Prepaid expenses	212	267
Advance to acquire Teyame and Datono (see note 6[B] for details)	-	3,000
Deposits	164	-
Advance to Healthcare Triangle Private Limited, a related party[1]	60	-
Others	361	186
Total	$2,204	$3,456

*	Corresponding figures have been rearranged for the purposes of comparison.
[1]	The advance is unsecured, non-interest bearing and is expected to be settled in the ordinary course of business, as and when the services are provided.

5) Advances

	September 30, 2026	December 31, 2025
Advance to related party contractor - for AI tools and software development	$1,975	$3,200
Advance to related party contractor - for services	626	626
	2,601	3,826
Less: Settlement of advances through equity	(626)	-
Total advances, net	$1,975	$3,826

As of September 30, 2026, and December 31, 2025, the advances outstanding are $1,975, and $3,826 respectively. The balances are unsecured, non-interest bearing and are expected to be settled in the ordinary course of business, as outlined below:

-	$3,200 was advanced to SecureKloud Technologies Ltd. in connection with the design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property, intended to support the Company’s current and future product offerings, During the period ended September 30, 2026, progress billings amounting to $1,225 were transferred to platform work-in-progress (See note 9), and accordingly, a balance of $1,975 remained as advance as of September 30, 2026.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

-	On June 24, 2026, the Company entered into a Securities Exchange Agreement with SecureKloud pursuant to which certain preferred equity securities held by SecureKloud were exchanged for shares of the Company’s common stock on July 28, 2026, following receipt of stockholder approval. In connection with the July 28, 2026, exchange and extinguishment of the Series B Convertible Preferred Stock, the Company assessed the qualitative nature and integrated terms of its settlement with SecureKloud, a related party, and concluded that settlement of the $626 advance represented consideration transferred in the equity exchange rather than a separate settlement expense. Accordingly, the Company reversed the $626 provision during the period ended September 30, 2026, and included the advance settlement in the consideration accounted for directly within stockholders’ equity. The adjustment reduced third-quarter expense and the deemed contribution arising from the preferred-stock extinguishment by $626 each. The combined adjustment was non-cash and had no effect on total stockholders’ equity at September 30, 2026. Management evaluated the quantitative and qualitative effects, including the nature of the transaction and its effects on earnings and earnings per share, and concluded that the matter was not material to the previously issued interim financial statements for the three and six months ended June 30, 2026, and that recognition of the adjustment in the third quarter did not materially affect the interim financial statements for the three and nine months ended September 30, 2026. See also note 13(B).

A.	Related party transactions:

Following are the transactions with related parties during the periods presented:

Related Parties	Nature of transactions	Quarter ended September 30, 2026	Quarter ended September 30, 2025	Nine-months ended September 30, 2026	Nine-months ended September 30, 2025
SecureKloud Technologies Limited, India	Services received and paid for	$1,225	$470	$1,225	$1,945
	Amounts advanced	-	525	-	2,793
Healthcare Triangle (Pvt.) Limited, India	Services received and paid for	530	-	1,611	-
	Amounts advanced	-	-	60	-
SecureKloud Technologies, Inc.	Services received and paid for	-	-	-	269
	Amounts advanced	-	-	-	1,666
	Services rendered	-	-	-	138
	Amounts collected by related party on behalf of the Company	-	27	-	407
	Rent expenses paid	-	44	-	133
Blockedge Technologies, Inc.	Services received and paid for	60	40	180	70
	Amounts advanced	-	140	-	285
	Revenue	-	9	-	9
Key management personnel	Remuneration	309	133	881	385
Board of Directors	Compensation	55	-	165	-
	Amount advanced	$40	-	$40	-

During the period ended September 30, 2026, the Company issued 1,781,745 shares (89,087 shares, subsequent to one-for-twenty reverse stock-split effective October 26, 2026) of common stock to Blockedge Technologies Inc., a subsidiary of SecureKloud Technologies Limited, India, and 1,046,422 shares (52,321 shares, subsequent to one-for-twenty reverse stock-split effective October 26, 2026) to Robinson Vincent, on behalf of SecureKloud Technologies Limited, India, in connection with extinguishment of 1,600,000 Preferred B stock previously held by SecureKloud Technologies Limited, India.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

6) Goodwill and Other Intangible Assets

		September 30, 2026	December 31, 2025
Goodwill	(see ‘A’ below)	$2,946	$2,946

Other intangible assets, net	(see ‘B and C’ below)	$55,425	$2,808

A)	On June 16, 2025 (the “Closing date”), Healthcare Triangle, Inc. (the “Company”), through its wholly owned subsidiary QuantumNexis Inc., a Delaware corporation, entered into an Asset and Stock Transfer Agreement (ATA) with Niyama Healthcare Inc., a provider of Mental Health and Hospital Information Systems technology, across India, Southeast Asia, and Europe (the “Seller”). Pursuant to the ATA, the Company agreed to purchase (i) the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - Hospital Information Systems SaaS Provider (the “Transferred Equity”), as a whole and as a going concern in exchange for the Purchase Price, which comprised the following:

(1) $1,494 in cash, (2) $4,601 in equity consideration; and (3) up to $1,200 (having a fair value of nil as of September 30, 2026, and December 31, 2025) in earn-out payments contingent on first-year financial performance targets to be agreed mutually.

The transaction resulted in recognition of goodwill with a carrying value of $2,946, as of September 30, 2026, and December 31, 2025. There are no impairment indicators as at September 30, 2026, and December 31, 2025.

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

The cash consideration includes: (i) $3,000 paid during 2025 pursuant to an advance agreement dated December 3, 2025, (ii) $6,000 paid during January 2026, (iii) $3,200 paid during April 2026, (iv)$1,400 paid during September 2026, and (v) $1,400 payable on the earlier of the conditions being met as outlined in the Share Purchase Agreement, or nine months from the date of the Share Purchase Agreement (but in no event prior to April 29, 2026).

The equity consideration includes: (a) restricted shares or pre-funded warrants of the Company’s common stock with an agreed value of $12,000, and (b) a series of the Company’s preferred stock with an agreed value of $18,000 that is convertible into the Company’s common stock, subject to stockholders’ approval. During the period ended September 30, 2026, a total of 488,703 shares of common equity (9,774,055 shares prior to the reverse split of 1:20 effected on October 26, 2026), were issued towards the full settlement of the purchase considerations of $12,000 and $18,000 respectively.

The number of shares of common stock issued as part of the equity consideration, and the number of shares of common stock underlying the preferred stock, were determined by reference to a “Base Price” equal to the average of the volume-weighted average prices (“VWAPs”) of the Company’s common stock for the five trading days immediately prior to the Closing Date, as further defined in the Share Purchase Agreement. The preferred stocks were converted into common stock subsequent to the stockholder approval on July 17, 2026, as contemplated by the Share Purchase Agreement.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The Share Purchase Agreement also provides for an earnout payable in the Company’s preferred stock to the previous owners of the Acquired Companies, with an aggregate value of up to $5,000, subject to achievement of specified annual targets as outlined in the Share Purchase Agreement.

Purchase consideration	Amount
Cash paid up to September 30, 2026	$13,600
Purchase consideration payable as of September 30, 2026	1,400
Common stock	12,000
Preferred stock (convertible into common stock at the Company’s option)	18,000
Earnout consideration	5,000
Total	$50,000

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

Pending the purchase price allocation, the Company has provisionally recognized an amount of $53,547 as of January 1, 2026, as follows:

Current assets acquired:
Cash and cash equivalents		$2
Accounts receivable, net		4,998
Other current assets		650
Total current assets		$5,650
Non-current assets acquired:
Furniture and equipment, net		$1,494
Operating lease right-of-use assets		1,419
Other non-current assets		206
Total assets acquired	(a)	$8,769

Liabilities assumed:
Accounts payable		$2,874
Operating lease liabilities		749
Short-term borrowing		5,659
Other current liabilities		1,875
Total current liabilities		$11,157
Non-current liabilities assumed
Long term debt		367
Operating long-term lease liabilities		646
Other non-current liabilities		146
Total liabilities assumed	(b)	12,316
Net liabilities assumed	(c = a – b)	$(3,547)

Preliminary intangible assets	(d)	$53,547
Total purchase consideration allocated (pending purchase price allocation)	(c + d)	$50,000

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

C)	Other intangible assets

		September 30, 2026				December 31, 2025
	Useful	Gross	Amortization		Net	Gross	Amortization		Net
	life	carrying	expense for	Accumulated	carrying	Carrying	expense for	Accumulated	carrying
	(Years)	amount	the period	amortization	amount	amount	the year	amortization	amount
Intellectual property	3	$3,403	$911	$1,571	$1,832	$3,402	$660	$660	$2,742
Trademark	3	81	20	35	46	81	15	15	66
Software	3	35	—	35	—	35	17	35	—
Intangible assets, total		$3,519	$931	$1,641	$1,878	$3,518	$692	$710	$2,808

7) Furniture and Equipment

Furniture and equipment consisted of the following:

		September 30, 2026				December 31, 2025
	Useful	Gross	Depreciation		Net	Gross	Depreciation		Net
	life	carrying	expense for	Accumulated	carrying	carrying	expense for	Accumulated	carrying
	(Years)	amount	the period	depreciation	amount	amount	the year	depreciation	amount
Furniture and Fixtures	3	$1,635	$482	$544	$1,091	$67	$5	$62	$5
Furniture and Fixtures total		$1,635	$482	$544	$1,091	$67	$5	$62	$5

During the period ended September 30, 2026, the Company purchased furniture and fixtures amounting to $108 and disposed of furniture and fixtures costing $34 with a nil book value for $7 resulting in a gain on disposal. In addition, the Company acquired furniture and equipment with a cost of $5,317 and accumulated depreciation of $3,823 as part of the business combination (see note 6[B] for details). Cumulative translation adjustment of $34 has been adjusted in the gross carrying amount as of September 30, 2026.

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

Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred.

ROU Asset:

	September 30, 2026	December 31, 2025

Operating right-of-use assets, at cost	$5,804	$-
Less: Accumulated amortization (*)	(4,831)	-
Operating right-of-use assets, net	$973	$-

(*)	includes operating right-of-use assets acquired as part of business combination – see note 6(B) above, and cumulative translation adjustment of $176.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The Company’s principal facility is located in Pleasanton, CA. Lease rental for the quarter and nine months ended September 30, 2026, were $17 and $54 respectively, whereas rental expenses for the quarter and nine months ended September 30, 2025, were $44 and $133 respectively. The amortization of the ROU asset for the quarter and nine months ended September 30, 2026, were $11 and $27 respectively.

In addition, the Company acquired right-of-use assets and lease liability as part of the business combination (see note 6[B] for details). The Company acquired right-of-use assets with a cost of $5,282 and accumulated depreciation of $3,863 as part of the business combination (see note 6[B] for details). The lease relates to an office building located at Calle Rufino González 21, 28037 Madrid, a vehicle and a parking space. The lease terms are 84 months for the building, 48 months for the vehicle and 15 months for the parking space. The leases were measured using provisional discount rates of 1.50% for building 6.99% for vehicle and 5.24% for parking space, resulting in lease liabilities of $661 for the building, $45 for vehicle and $101 for parking space as of September 30, 2026. Lease rental expense for the quarter ended and nine months ended September 30, 2026, were $212 and $640 respectively.

Lease liability:

Future minimum lease obligations under our non-cancellable lease agreement as of September 30, 2026, and December 31, 2025, are as follows:

Fiscal Year	September 30, 2026	December 31, 2025
Next 12 months	$717	-
12-24 months	250	-
Beyond 24 months	51	-
Total	1,018	-
Less: Imputed interest	(44)	-
Net present value of future minimum lease payments	974	-
Less: Operating lease liability, current	(678)	-
Operating lease liability, non-current	$296	-

	September 30, 2026	December 31, 2025

Operating lease liability, current	$678	-
Operating lease liability, non-current	$296	-

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

9) Other non-current assets

	September 30, 2026	December 31, 2025
Platform development work-in-progress (see note 5)	$1,225	$-
Others	201	-
Total	$1,426	$-

10) Short-Term Debt

	September 30, 2026	December 31, 2025
Recourse financing [refer 10(A) below]	$252	$161
Convertible notes [refer 10(B) and 10(C) below]	3,602	10,543
Debt with credit institutions – current [refer 10(D) below]	5,142	-
Others	4	33
Total	$9,000	$10,737

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

The SBF facility incurred a factoring interest cost of 8.5% during the nine months ended September 30, 2026, amounting to $19 and 8.5% for the year ended December 31, 2025, amounting to $81. Cash advances received from such arrangement during the period ended September 30, 2026, and year ended December 31, 2025, were $8,870 and $9,633 respectively. The carrying amount of associated recourse financing liability was $252 and $161, as of September 30, 2026, and December 31, 2025, respectively.

In addition, a recently acquired subsidiary of the Company with an acquisition effective date of January 1, 2026, utilizes recourse-based accounts receivable financing arrangement with a number of banks, whereby the subsidiary receives cash against the customer invoices. Under this arrangement, the maximum advance amount available to the subsidiary is $4,118, subject to invoice ageing and related terms. As the arrangement is with recourse, the subsidiary retains the credit risk associated with the underlying receivables and accordingly continues to recognize the related accounts receivable on its balance sheet. Amounts advanced by the bank are recognized as current liability at fair value, which approximates the actual proceeds received due to the short-term nature of the advances, generally ranging from 60 to 120 days. Interest incurred on the advances is recognized as finance expense in the period incurred. Since the arrangement does not constitute a transfer of receivables under applicable accounting standards, no gain or loss is recognized on the transaction. This facility incurred a factoring interest rate ranging from 4.1% to 4.7% during nine months ended September 30, 2026, whereas the interest cost during the nine months ended September 30, 2026, amounting to $65. Cash advances received from such arrangement during the period ended September 30, 2026, were $4,772. The carrying amount of associated recourse financing liability was $3,755 as at September 30, 2026. See also note 10(D) below.

B. 2025 Convertible Notes

As of December 31, 2025, the 2025 Convertible Notes had a fair value of $10,543. During the period ended September 30, 2026, the Company repaid $3,340, converted $10,167 of the notes to common stock, and recognized a charge of $2,964 arising from changes in fair value.

On June 12, 2026, the Company used a portion of the proceeds from the issuance of the 2026 Convertible Notes (see note 10[C]) to settle the remaining obligations under the 2025 Convertible Notes. The remaining liability was remeasured to fair value immediately prior to settlement, and derecognized upon payment of the settlement consideration.

As a result of the repayments, conversions and changes in fair value during the nine months ended September 30, 2026, the Company had no outstanding obligations under the 2025 Convertible Notes as of September 30, 2026.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The following table represents changes in the fair value of the 2025 Debentures for the periods presented:

	September 30, 2026	December 31, 2025
Opening balance - fair value	$10,543	$12,000
Less: Debt repayment	(3,340)	-
Less: Conversions to equity stock (fair value)	(10,167)	(1,416)
Changes in fair value (recognized in earnings)	2,964	(41)
Closing balance - fair value	$-	$10,543

C. 2026 Convertible Notes

On June 12, 2026, the Company completed a private placement to unrelated institutional investors of 15% original issue discount senior convertible promissory notes (“2026 Debentures”) with an aggregate principal amount of approximately $4,235 for aggregate gross cash proceeds of $3,600(1). The difference between the aggregate face value of $4,235 and the proceeds of $3,600 represents an original issue discount of $635, which is reflected in the initial fair value measurement of the debentures. The notes mature on December 12, 2026. The 2026 Debentures are convertible into shares of the Company’s common stock at the holders’ option after the applicable contractual conversion date at a conversion price equal to 85% of the volume-weighted average price of the Company’s common stock for the three trading days immediately preceding conversion, subject to a floor price of $0.452 per share ($9.04 per share adjusted for the effect of reverse stock-split of one-for-twenty effective October 26, 2026) and certain adjustments.

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

The following table represents changes in the fair value of the 2026 Debentures for the periods presented:

	September 30, 2026	December 31, 2025
Fair value at issuance	$3,600	$-
Changes in fair value (recognized in earnings)	752	-
Repayments during the period(2)	(750)
Closing balance - fair value	$3,602	$-

(1)	In connection with the issuance of the 2026 Debentures, the Company incurred expenses amounting to $481, which were recognized in the condensed consolidated statement of operations and comprehensive loss for the period ended September 30, 2026.
(2)	The repayments represent 25% of the net proceeds raised from specified financing activities carried out by the Company under ELOC and At-The-Market placements, in accordance with the terms of the 2026 Debentures. Accordingly, $750 was repaid during the period ended September 30, 2026, whereas $330 was repaid on October 1, 2026.

As of September 30, 2026, significant assumptions used by an independent third-party valuer in the valuation included the Company’s common stock price of $0.72 per share (pre reverse stock-split effective October 26, 2026), expected volatility range of 79.2% - 103.3%, a risk-free rate of 4.16%, and a remaining contractual term of approximately 0.2 years. The valuation also reflected assumptions regarding expected conversion behavior and settlement outcomes over the remaining life of the instruments. In addition, the model was calibrated to observed transaction proceeds. No financing below the contractual floor price is expected in 2026, and accordingly no floor-reset event was incorporated into the September 30, 2026, valuation.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

D. Debt from credit institutions

Teyame and Datono have secured various credit facilities across multiple financial institutions. As of September 30, 2026, the total available credit facilities and loans amounted to $8,342, and the amount withdrawn and utilized as of that date was $7,782, of which $5,142 is due within a period of 12 months from the balance sheet date, whereas $2,640 is classified as long-term debt with maturity dates falling due beyond 1 year. These loans and facilities carry interest rates ranging from 1.1% - 5.83% and are obtained to cover the working capital and liquidity needs.

					As of	Drawdown	Repayments		As of
	Facility	Interest		Maturity	January 1,	during	during	Less:	September 30,	Short	Long
Credit institution	type	rate	Conditions	date	2026	the period	the period	CTA	2026	term	term
Ibercaja multiproducto	Working capital	4.60%	Eur 6m + 1.25%	03-15-2027	22	-	22	-	-	-	-
Caixabank	"	1.30%	Fixed	10-26-2026	(1)	4,674	4,504	4	165	165	-
Bankinter	"	5.83%	Eur 12m + 2.50%	02-10-2027	-	333	333	-	-	-	-
Bankinter Línea Pago Impuestos	"	1,1% trim.	One-time fee of 1.1% for 3 months	02-10-2027	-	-	-	-	-	-	-
Bsantander	"		Eur 6m + 2.25%	05-13-2026	-	7,862	7,862	-	-	-	-
BBVA	"	4.31%	Eur 3m + 1.40%	10-05-2027	(1)	9,318	9,033	7	277	-	277
BBVA Click & Pay	"	4.85%	Eur 6m + 1.5%	06-21-2027	257	318	282	9	284	284	-
Caixabank	"	4.83%	Eur 12m + 1.50%	11-27-2026	(4)	18,432	18,314	3	111	111	-
Abanca	"	1.80%	Fixed	07-05-2027	226	2,100	2,093	8	225	225	-
Unicaja	"	4.51%	Eur 3m + 1.40%	06-23-2027	1	1,953	1,722	6	226	226	-
Ibercaja Multiproducto Multiempresa	"	4.60%	Eur 6m + 1.25%	03-15-2027	452	1,116	1,099	15	454	454	-
Targobank	"	1.51%	Fixed	05-29-2026	39	-	39	-	-	-	-
Deutsche	"	4.83%	Eur 12m + 1.50%	09-05-2027	-	8,756	8,583	4	169	169	-
Bankia	Term loan	1.50%	Fixed	04-27-2026	20	-	20	-	-	-	-
Bsabadell	"	5.40%	Eur 12m + 1.10%	04-29-2028	244	-	76	6	162	101	61
BBVA	"	4.00%	Fixed	06-03-2031	(4)	581	23	13	541	104	437
Bankinter	Working capital	4.16%	Eur 3m + 1.25%	02-10-2027	185	358	452	4	87	87	-
Caixabank	"	4.11%	Eur 3m + 1.20%	10-22-2026	821	2,458	2,458	27	794	794	-
Deutsche	"	4.65%	Eur 6m + 1.50%	07-04-2029	1,291	3,062	2,946	46	1,361	-	1,361
Ibercaja Multiproducto Multiempresa	"	4.20%	Eur 3m + 1.25%	03-15-2027	64	220	189	3	92	92	-
Abanca	"	4.76%	Eur 3m + 1.85%	05-20-2027	234	868	811	9	282	282	-
Caixabank	"	1.30%	Fixed	10-26-2026	-	9,999	9,768	6	225	225	-
Bankinter	"	5.83%	Eur 12m + 2.50%	02-10-2027	-	380	380	-	-	-	-
Bankinter Línea Pago Impuestos	"	1,1% trim.	One-time fee of 1.1% for 3 months	02-10-2027	117	-	116	1	-	-	-
Bsantander	"		Eur 6m + 1.86%	05-11-2026	-	2,832	2,832	-	-	-	-
BBVA	"	4.31%	Eur 3m + 1.40%	10-05-2027	(2)	7,599	7,312	7	278	-	278
BBVA Click & Pay	"	4.85%	Eur 6m + 1.5%	06-21-2027	294	444	453	10	275	275	-
Caixabank	"	4.83%	Eur 12m + 1.50%	11-27-2026	(2)	11,333	11,328	-	3	3	-
Ibercaja	"	4.16%	Eur 3m + 1.25%	03-15-2027	126	2,766	2,717	5	170	170	-
Deutsche	"	4.83%	Eur 12m + 1.50%	09-05-2027	-	6,052	5,936	3	113	113	-
BBVA	Term loan	4.60%	Eur 12m + 2.50%	04-27-2026	32	-	32	-	-	-	-
Deutsche	"	4.38%	Eur 12m + 1.65%	11-23-2026	82	-	66	1	15	15	-
Caixabank	Working capital	4.11%	Eur 3m + 1.20%	10-22-2026	1,290	3,835	3,835	43	1,247	1,247	-
Deutsche	"	4.55%	Eur 6m + 1.50%	07-04-2029	234	1,046	1,046	8	226	-	226
					6,017	108,695	106,682	248	7,782	5,142	2,640

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Fiscal Year	As of September 30, 2026	As of December 31, 2025
Next 12 months	$5,142	$-
12-24 months	714	-
24-36 months	1,688	-
Above 36 months	238	-
Total	$7,782	$-

	September 30, 2026	December 31, 2025
Current	$5,142	$-
Non-current	2,640	-
Total	$7,782	$-

The debt with credit institutions was acquired as part of the Teyame and Datono business combination on January 1, 2026, and represents liabilities assumed at the acquisition date. See also note 6(B).

11) Other current liability

Particulars	September 30, 2026	December 31, 2025
Purchase consideration payable (refer note 6[B])	$1,400	$-
Professional fees payable	619	-
Unearned revenue	349	97
Commission accrual	406	411
Accrued payroll	281	216
Director’s fees	-	55
Insurance	-	179
Others	351	353	*
Total	$3,406	$1,311

*	Corresponding figures have been rearranged for the purposes of comparison.

12) Contingent consideration

On January 22, 2026, Healthcare Triangle, Inc. entered into a share purchase agreement to acquire Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) through its wholly owned subsidiary Teyame AI Holdings Inc., effective January 1, 2026. The aggregate purchase price for the Acquired Companies is up to $50,000, subject to the terms and conditions set forth in the Share Purchase Agreement. The consideration consists of a cash component and equity component, with an additional earnout component payable in the Company’s preferred stock upon achievement of specified post-closing performance targets. The Share Purchase Agreement also provides for an earnout payable in the Company’s preferred stock to the previous owners of the Acquired Companies, with an aggregate value of up to $5,000, subject to achievement of specified annual targets as outlined in the Share Purchase Agreement. See note 6(B) for details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

13) Stockholders’ Equity

All references to the number of common shares and price per Common Stock, for all periods presented, have been adjusted to reflect the following:

-	one-for-sixty reverse stock-split effective February 10, 2026, and

-	one-for-twenty reverse stock-split effective October 26, 2026, (see note 18).

These reverse splits reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share. Basic and diluted net loss per share reflect the effect of the reverse stock-splits for all periods presented.

Accordingly, unless indicated otherwise, all the current period and historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Report on Form 10-Q have been adjusted retroactively, where applicable, to reflect the reverse stock-split.

The reverse stock-split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. The Company issued fractional shares at the participant level in connection with the reverse stock-split. The reverse stock-split did not impact holders of Preferred equity, or the portion of stocks allocated for employee stock options.

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

The consideration consists of a cash payout of $15,000 together with equity component, split between common stock amounting to $12,000 and preferred stock amounting to $18,000 convertible into common stock upon Company’s stockholders’ approval, with an additional earnout component payable in the Company’s preferred stock upon achievement of specified post-closing performance targets.

The number of shares of common stock issued as part of the equity consideration, and the number of shares of common stock underlying the preferred stock, were determined by reference to a “Base Price” equal to the average of the volume-weighted average prices (“VWAPs”) of the Company’s common stock for the five trading days immediately prior to the Closing Date, as further defined in the Share Purchase Agreement. The preferred stocks were converted into common stock subsequent to the stockholder approval on July 17, 2026, as contemplated by the Share Purchase Agreement.

During the period ended September 30, 2026, a total of 488,703 shares of common equity (9,774,055 shares prior to the reverse stock-split of 1:20 effected on October 26, 2026), were issued towards the full settlement of equity components of the purchase consideration of $12,000 and $18,000 respectively. Of these, 2,784 shares (55,682 shares prior to the reverse stock-split of 1:20 effected on October 26, 2026) were issued prior to June 30, 2026, whereas the remaining shares were issued during the quarter ended September 30, 2026. See note 6(B) for further details.

ii.	Pre-Funded Warrants

●

On February 26, 2026, the Company completed a registered direct offering pursuant to which it issued and sold an aggregate of 681,553 securities (34,078 subsequent to reverse stock-split of 1:20 effective October 26, 2026) at a purchase price of $5.81 per security ($116.20 subsequent to reverse stock-split of 1:20 effective October 26, 2026), consisting of 421,553 shares (21,078 shares subsequent to the reverse stock-split on October 26, 2026) of common stock and 260,000 pre-funded warrants (13,000 warrants subsequent to the reverse stock-split effective October 26, 2026) to purchase shares of common stock, which were exercised immediately upon issuance. The pre-funded warrants were issued in lieu of shares of common stock to certain investors whose purchase of common stock would otherwise have resulted in such investors exceeding applicable beneficial ownership limitations. Each pre-funded warrant had an exercise price of $0.00001 per share, was immediately exercisable, and remained exercisable until exercised in full, subject to the beneficial ownership limitations set forth in the warrant agreement. All warrants were exercised in full during the period ended September 30, 2026. See below (D) for details.

The Company received net proceeds of approximately $3,563 after deducting commissions and other offering expenses of approximately $397. Consistent with U.S. GAAP, the Company recorded the net amount within additional paid-in capital on the accompanying consolidated balance sheet as the securities met all the criteria for equity classification.

●	In connection with the Equity Purchase Agreement (“ELOC”, see point [D] below), on June 12, 2026, the Company issued Hudson a five-year common stock purchase warrant (“ELOC warrant”) to purchase 50,000 shares of common stock (2,500 shares subsequent to the reverse stock-split on October 26, 2026) at an exercise price of $0.00001 per share. The warrant, exercisable on a cash or cashless basis, was fully earned upon issuance. During the period ended September 30, 2026, shares totaling 50,000 (2,500 shares subsequent to the one-for-twenty reverse stock-split on October 26, 2026) were issued to Hudson. The warrant was issued as a commitment fee for Hudson Global’s agreement to enter into the ELOC. The Company determined that the warrant qualifies for equity classification. Accordingly, the grant-date fair value of the warrant of $112 has been recognized in other current assets as deferred ELOC offering cost and is being amortized against future ELOC financings to additional paid-in capital, as and when the transactions occur. During the period ended September 30, 2026, $2 was amortized accordingly.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

The movement of warrants during the periods ended September 30, 2026, and 2025, is shown below:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
Warrants	Warrants	price	Term
Outstanding on January 1, 2026	1,238	$10,181	4.17
Granted during the period(*):
Registered direct offering (see note above)	13,000	41.11	-
Pre-funded warrants (Teyame, see note 6[B])	21,243	-	-
ELOC warrant (see note above)	2,500	-	-
Exercised during the period(*)	(36,743)	14.55	-
Outstanding on September 30, 2026	1,238	10,181	3.41
Exercisable on September 30, 2026	1,238	$10,181	3.41

(*)	Warrants granted during the period ended September 30, 2026, were fully exercised during the same period.

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
Warrants	Warrants	price	Term
Outstanding on January 1, 2025	3	$2,388,592	3.05
Issued during the period(*)	1,211	3,954	4.42
Outstanding on September 30, 2025(*)	1,214	9,847	2.30
Exercisable on September 30, 2025(*)	1,214	$9,847	2.30

(*)	Comparatives have been rearranged for the purposes of comparison.

B. Preferred Series ‘B’ stock

On July 28, 2026, following stockholder approval, the Company completed the exchange and cancellation of all 1,600,000 outstanding shares of its Series ‘B’ Convertible Preferred Stock held by SecureKloud Technologies Limited (“SecureKloud”), a related party. Pursuant to the Securities Exchange Agreement dated June 24, 2026, the Series ‘B’ Preferred Stock was surrendered to the Company and cancelled, and the Company issued 2,828,167 shares (141,408 shares subsequent to the one-for-twenty reverse stock-split effective October 26, 2026) of common stock to SecureKloud’s designated nominees. Upon cancellation, the Series ‘B’ Preferred Stock returned to the status of authorized, but unissued, preferred stock.

Immediately prior to the exchange, the Series ‘B’ Preferred Stock had a carrying amount of approximately $7,435. The Company accounted for the transaction as an extinguishment of preferred stock. The common shares issued were measured at an estimated fair value of approximately $3,282 as of July 22, 2026. Fair value was determined based on the Company’s quoted Nasdaq closing price of $1.63 per share, adjusted for the legal resale restrictions applicable to the unregistered shares using a Black-Scholes protective-put methodology. The resulting discount for lack of marketability was approximately 28.8%.

In evaluating the qualitative nature and integrated terms of the settlement, the Company determined that the $626 advance due from SecureKloud constituted additional consideration in the preferred-stock exchange rather than a separate operating settlement. Accordingly, during the three months ended September 30, 2026, the Company reversed the previously recognized settlement provision through earnings and reflected the settlement of the advance directly within stockholders’ equity. The adjustment was noncash and had no effect on total stockholders’ equity as of September 30, 2026. See also note 5.

Total consideration transferred, including the common shares issued and settlement of the advance, was approximately $3,908. The difference of $3,527 between the carrying amount of the Series B Preferred Stock and the total consideration transferred was recognized within stockholders’ equity as a deemed contribution from the preferred stockholder. No gain or loss from the preferred-stock extinguishment was recognized in the condensed consolidated statements of operations.

For earnings-per-share purposes, the deemed contribution was added to net income (loss) in determining income (loss) available to common stockholders. The common shares issued in the exchange were included in weighted-average common shares outstanding from July 28, 2026, giving retrospective effect to the subsequent reverse stock split.

C. Conversion of Debt to Equity

During the period ended September 30, 2026, the holders of the 2025 Debentures converted a portion of the Debentures into 27,086,245 shares of common stock (22,572 shares post reverse stock-splits of one-for-sixty and one-for-twenty, effective February 2026, and October 26, 2026, respectively). See note 10(B) for details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

D. Equity Financing

During the period ended September 30, 2026, the Company completed several equity financing activities designed to strengthen liquidity, support working capital needs, and fund general corporate and strategic initiatives.

i.	On February 26, 2026, the Company entered into a securities purchase agreement in connection with a registered direct offering, pursuant to which the Company agreed to sell an aggregate of 681,553 securities at a purchase price of $5.81 per security, for aggregate gross proceeds of approximately $3,960, before placement agent fees of 7% and other offering expenses. The offering consisted of 421,553 shares (21,078 shares subsequent to the one-for-twenty reverse stock-split effective October 26, 2026) of the Company’s common stock and 260,000 pre-funded warrants (13,000 warrants subsequent to the one-for-twenty reverse stock-split effective October 26, 2026) to purchase shares of common stock.

The pre-funded warrants were deemed cashless and were issued in lieu of common stock to certain investors and exercisable immediately for an aggregate of 260,000 shares (13,000 shares post reverse stock-split of one-for-twenty effective October 26, 2026) of common stock, subject to customary anti-dilution adjustments. The warrants were exercised in full during the period ended September 30, 2026 (see note 13[A(ii)] above). The pre-funded warrants also provide for cashless exercise in certain circumstances, including if an effective registration statement or current prospectus is not available for the issuance of the underlying shares.

The Company received net proceeds of approximately $3,563 after deducting commissions and other offering expenses of approximately $397. Consistent with U.S. GAAP, the commissions and offering costs are recorded as a reduction of additional paid-in capital within stockholders’ equity.

ii.	At-The-Market Placements

During the period ended September 30, 2026, the Company issued shares of its common stock pursuant to its At-the-Market Sales Agreement dated November 18, 2025. The Company sold an aggregate of 3,452,307 shares (172,615 shares subsequent to the one-for-twenty reverse stock-split effective October 26, 2026) of its common stock at the prevailing market prices, generating gross proceeds of approximately $10,135. In addition, pursuant to the Company’s approved share buy-back program, 127,248 shares (6,362 shares subsequent to the one-for-twenty reverse stock-split effective October 26, 2026) were bought-back by the Company at prevailing market prices at a gross amount of $98. In accordance with the terms of the Sales Agreement, the Company paid commission totaling 3% of the gross proceeds from each sale or purchase, in addition to other customary offering expenses. Total commissions and offering-related costs of approximately $322 were incurred in connection with these issuances. The Company received net proceeds of approximately $9,633 after deducting commissions and other offering expenses, whereas $82 are receivable as of September 30, 2026. Consistent with U.S. GAAP, the net proceeds are recorded in the additional paid-in capital within stockholders’ equity.

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

On July 17, 2026, the Company’s stockholders approved the issuance of common stock in excess of the Nasdaq exchange cap under the Equity Purchase Agreement, in accordance with Nasdaq Listing Rule 5635(d).

On September 22, 2026, the Company amended the Equity Purchase Agreement to reduce the maximum amount per purchase notice from $2,500 to $250, subject to a further limit of 200% of the Company’s average daily trading value. The amendment also revised the purchase price to 94% of the average of the three lowest traded prices during the five trading days preceding the purchase notice and increased the minimum trading-price requirement from $0.01 to $0.10 per share, before adjustment for the October 2026 reverse stock split.

The Company’s ability to sell shares under the agreement remains subject to an effective resale registration statement, continued Nasdaq listing, minimum trading-price requirements and other customary conditions. Hudson may not purchase shares to the extent that its beneficial ownership would exceed 4.99% of the Company’s outstanding common stock.

In connection with the agreement, the Company issued Hudson a five-year warrant to purchase 50,000 shares of common stock (2,500 shares subsequent to the one-for-twenty reverse stock-split on October 26, 2026) at an exercise price of $0.00001 per share. The warrant was fully earned upon issuance and qualified for equity classification. Its grant-date fair value of $112 was recorded as a deferred offering cost within other current assets, with a corresponding increase in additional paid-in capital. On July 22, 2026, Hudson exercised the warrant in full on a cashless basis. During the nine months ended September 30, 2026, the Company charged $2 of deferred offering costs against the proceeds of ELOC share issuances as a reduction of additional paid-in capital.

During the nine months ended September 30, 2026, the Company completed two draws under the Equity Purchase Agreement, issuing 350,000 shares of common stock (17,500 shares after the October 26, 2026 reverse stock split). The Company received gross proceeds of $338 and incurred offering costs of $25, resulting in net cash proceeds of $313. The share issuances were recorded within stockholders’ equity, net of the related offering costs.

As of September 30, 2026, the remaining maximum contractual commitment under the Equity Purchase Agreement was approximately $49,662. The Company’s ability to raise additional capital under the agreement remains subject to market conditions and the satisfaction of the applicable contractual requirements.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

14) Segment Information

Schedule of operating segments

	Three months ended September 30,		Changes
	2026	2025	Amount	%
Software services	$1,202	$2,040	$(838)	(41)%
Managed services and support	1,316	1,379	(63)	(5)%
Customer engagement services (*)	6,525	-	6,525	100%
All others	73	70	3	4%
Revenue	$9,116	$3,489	$5,627	161%

(*)	represents segment acquired as part of business combination. See note 6(B) for details.

	Nine months ended September 30,		Changes
	2026	2025	Amount	%
Software services	$4,302	$6,305	$(2,003)	(32)%
Managed services and support	3,939	4,235	(296)	(7)%
Customer engagement services (*)	19,709	-	19,709	100%
All others	212	212	-	-%
Revenue	$28,162	$10,752	$17,410	162%

(*)	represents segment acquired as part of business combination. See note 6(B) for details.

Operating Results by Operating Segment

During the three months ended September 30, 2026, the Company refined and simplified the presentation of its segment disclosures in accordance with ASC 280, Segment Reporting, to better align with the financial information regularly provided to its Chief Operating Decision Makers (“CODMs”) for evaluating operating performance and allocating resources.

The revised presentation focuses on reportable segment revenues, the measure of segment profit or loss used by the CODMs and other disclosures required under ASC 280. Amounts previously presented under “Corporate and Others” have been reclassified, as applicable, to “All others” non-reportable business activities or unallocated corporate reconciling items, as corporate activities do not constitute a reportable operating segment.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Comparative segment information for the three and nine months ended September 30, 2025, has been reclassified to conform to the current-period presentation. These changes have no impact on the Company’s previously reported consolidated financial position, results of operations or cash flows.

Three months ended September 30, 2026
	Software	Managed	Customer Engagement	All	Total Reportable	Corporate and other	Consolidated
	Services	Services	Services*	others	Segments	items	Total
Revenue	$1,202	1,316	6,525	73	9,116	-	9,116
Cost of revenue	(1,041)	(1,009)	(4,706)	(279)	(7,035)	-	(7,035)
Sales and marketing	(117)	(114)	(444)	-	(675)	(863)	(1,538)
General and administrative	(186)	(46)	(1,259)	-	(1,491)	(722)	(2,213)
Others, net	(45)	-	30	-	(15)	(861)	(876)
Profit / (loss) before income taxes	$(187)	147	146	(206)	(100)	(2,446)	(2,546)

(*)	represents segment acquired as part of business combination. See note 6(B) for details.

Nine months ended September 30, 2026
	Software Services	Managed Services	Customer Engagement Services*	All others	Total Reportable Segments	Corporate and other items	Consolidated Total
Revenue	$4,302	3,939	19,709	212	28,162	-	28,162
Cost of revenue	(3,637)	(3,060)	(14,221)	(704)	(21,622)	-	(21,622)
Sales and marketing	(343)	(281)	(519)	-	(1,143)	(2,895)	(4,038)
General and administrative	(936)	(373)	(4,447)	-	(5,756)	(4,495)	(10,251)
Others, net	(63)	-	(500)	-	(563)	(4,824)	(5,387)
Profit / (loss) before income taxes	$(677)	225	22	(492)	(922)	(12,214)	(13,136)

(*)	represents segment acquired as part of business combination. See note 6(B) for details.

Three months ended September 30, 2025[1]
	Software Services	Managed Services	All others	Total Reportable Segments	Corporate and other items	Consolidated Total
Revenue	$2,040	1,379	70	3,489	-	3,489
Cost of revenue	(1,738)	(1,092)	(41)	(2,871)	-	(2,871)
Sales and marketing	(280)	(173)	-	(453)	(569)	(1,022)
General and administrative	(652)	(299)	-	(951)	(1,134)	(2,085)
Others, net	-	-	-	-	583	583
Profit / (loss) before income taxes	$(630)	(185)	29	(786)	(1,120)	(1,906)

(1)	Comparatives have been rearranged for the purposes of comparison.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

Nine months ended September 30, 2025[1]
	Software Services	Managed Services	Others	Total Reportable Segments	Corporate and other items	Consolidated Total
Revenue	$6,305	4,235	212	10,752	-	10,752
Cost of revenue	(5,588)	(3,548)	(174)	(9,310)	-	(9,310)
Sales and marketing	(618)	(398)	-	(1,016)	(996)	(2,012)
General and administrative	(832)	(419)	-	(1,251)	(3,213)	(4,464)
Others, net	-	-	-	-	61	61
Profit / (loss) before income taxes	$(733)	(130)	38	(825)	(4,148)	(4,973)

(1)	Comparatives have been rearranged for the purposes of comparison.

Revenue from top 5 customers

Schedule of concentration

	Three months ended September 30, 2026		Nine months ended September 30, 2026
Customer	Amount	% of Revenue	Amount	% of Revenue
Customer 1	$2,647	29%	$7,794	28%
Customer 2	745	8%	2,258	8%
Customer 3	688	8%	2,013	7%
Customer 4	663	7%	1,978	7%
Customer 5	$588	6%	$1,812	6%

(*)	represents customer acquired as part of business combination. See note 6(B) for details.

	Three months ended September 30, 2025		Nine months ended September 30, 2025
Customer	Amount	% of Revenue	Amount	% of Revenue
Customer 1	$689	20%	$2,039	19%
Customer 2	583	17%	2,017	19%
Customer 3	296	8%	899	8%
Customer 4	235	7%	664	6%
Customer 5	$133	4%	$447	4%

(*)	represents customer acquired as part of business combination. See note 6(B) for details.

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

15) Legal Matters

On 13 August 2026, L1 Capital Global Opportunities Master Fund Ltd filed proceedings against the Company in the Grand Court of the Cayman Islands (FSD 257 of 2026). It seeks declarations that the exercise price of, and the number of shares issuable under, its warrant dated 28 December 2023 have been adjusted. The proceedings were served on the Company on 19 October 2026 and are at an early stage, and no hearing of the claim has taken place. The Company has instructed Cayman Islands counsel and is taking legal advice.

All legal costs are expensed as incurred.

16) Stock Based Compensation

	September 30, 2026	December 31, 2025
Opening share options outstanding	135	2
Vested / granted during the period / year	-	133
Forfeited / expired	-	-
Closing share options outstanding	135	135

Schedule of stock option activity

The employee options balance available under the plan (for issuance) were 3,999,865 as of September 30, 2026, and December 31, 2025. The employee stock option balance available under the plan was not impacted by the reverse stock-split of 1:20 effective October 26, 2026.

There were no unvested options outstanding as of September 30, 2026.

The following table summarizes the activities for our unvested options for the period ended September 30, 2025.

	Number of	Weighted average Grant Date Fair Value
	Shares	Per Share
Unvested on January 1, 2025	-	-
Granted	133	3,144
Vested	(133)	3,144
Unvested on September 30, 2025	-	-

17) Income / (loss) per share

	Three months ended
	September 30,
	2026		2025
Net profit / (loss) attributable to common stockholders	$1,054	(*)	$(1,888)
Weighted average shares outstanding used in basic EPS computations	620,496		3,703
Weighted average shares outstanding used in diluted EPS computations	872,744		-
Basic EPS – Stockholders	$1.70		$(509.53)
Diluted EPS – Stockholders	$1.21		$(509.53)

(*)	For earnings-per-share calculation and presentation purposes, the deemed contribution was added to net income (loss) in determining income (loss) available to common stockholders - (see note 13[B]).

HEALTHCARE TRIANGLE, INC.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except share and per share data)

	Nine months ended
	September 30,
	2026		2025
Net loss attributable to common stockholders	$(9,509	)(1)	$(4,955)
Weighted average shares outstanding used in basic per common share computations	258,212		1,846
Basic / Diluted EPS – Stockholders(*)	$(36.83)		$(2,683.58)

(*)	Due to net loss position, basic and diluted weighted average shares outstanding are the same.

(1)	For earnings-per-share calculation and presentation purposes, the deemed contribution was added to net income (loss) in determining income (loss) available to common stockholders (see note 13[B]).

18) Subsequent Events

i.	The Company effected a one-for-twenty reverse stock-split of its issued and outstanding common stock on October 26, 2026. The reverse split reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share. Basic and diluted net loss per share reflect the effect of the reverse stock-split for all periods presented.

ii.	Subsequent to September 30, 2026, the Company continued to advance its previously announced plan to separate Teyame AI Holdings Inc., a consolidated subsidiary of the Company, and pursue a direct listing of its common stock. In connection with the proposed separation, Teyame AI Holdings Inc. intends to file a registration statement on Form 10 with the Securities and Exchange Commission to register its common stock under the Securities Exchange Act of 1934. The proposed transaction is expected to include a distribution of a portion of Teyame AI Holdings Inc.’s outstanding common stock to the Company’s stockholders, with the Company retaining a controlling ownership interest in Teyame AI Holdings Inc. following the distribution. The proposed separation, distribution and direct listing remain subject to completion of the Form 10 registration process, applicable regulatory and stock exchange requirements, final corporate approvals and other customary conditions. Accordingly, there can be no assurance as to the timing or completion of the proposed transaction.

iii.	Effective October 1, 2026, the Company initiated a strategic realignment of its U.S. operations through Purpose Health Inc., its wholly owned subsidiary. As part of this transition, certain U.S. customer contracts and related business development, project support and service delivery activities are being transferred to Purpose Health Inc., while certain corporate and administrative functions will continue to be managed by the Company. The transition is being implemented through applicable intercompany agreements and customer and vendor arrangements. As Purpose Health Inc. remains a wholly owned consolidated subsidiary, the internal restructuring is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

iv.	Subsequent to September 30, 2026, the Company issued an aggregate of 28,602 shares of common stock through its At-The-Market placement agreement, and received aggregate proceeds of approximately $144, after deducting contractual clearing and transaction costs of approximately $4. The shares were issued subsequent to September 30, 2026, and, accordingly, no amounts related to these draws were recognized in the Company’s unaudited condensed consolidated financial statements as of September 30, 2026.

v.	See note 15, Legal Matters, for developments after September 30, 2026, in the proceedings initiated by L1 Capital Global Opportunities Master Fund Ltd. (“L1 Capital”) against the Company.

vi.	On October 1, 2026, the Company received a Staff Delisting Determination from The Nasdaq Stock Market LLC (“Nasdaq”) due to noncompliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for a compliance period because it had effected reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one (a one-for-249 reverse stock-split on August 1, 2025, and a one-for-sixty reverse stock-split on February 10, 2026).

On October 8, 2026, the Company requested a hearing before the Nasdaq Hearings Panel to appeal the determination. The appeal stayed the suspension of trading and delisting proceedings pending the Panel’s decision.

HEALTHCARE TRIANGLE, INC.
Notes To Condensed Consolidated Financial Statements

(Unaudited)
(In thousands except share and per share data)

On October 26, 2026, the Company completed a one-for-twenty reverse stock split of its common stock as part of its efforts to regain compliance with Nasdaq’s minimum bid price requirement. As a result, every twenty outstanding common shares were consolidated into one share. The Company’s trading symbol remains “HCTI.”

The Company continues to pursue its appeal and engage with Nasdaq regarding its continued listing. On November 5, 2026, the Company and its advisors presented its case before the Nasdaq Hearings Panel and it is awaiting that Panel’s decision.

19) New Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flow of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto, and the consolidated financial statements and the related notes thereto all included elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, and in the section entitled “Note About Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q, and in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”).

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

On June 16, 2025, the Company, through its wholly owned subsidiary QuantumNexis Inc., a Delaware corporation, entered into an Asset and Stock Transfer Agreement (ATA) with Niyama Healthcare Inc., a provider of Mental Health and Hospital Information Systems technology, across India, Southeast Asia, and Europe (the “Seller”). Pursuant to the ATA, the Company purchased (i) the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - a Hospital Information Systems SaaS Provider in exchange for a Purchase Price.

Effective January 1, 2026, the Company, through its wholly owned subsidiary Teyame AI Holdings Inc., a Delaware corporation, acquired Teyame 360 S.L. (“Teyame”) and Datono Mediacion S.L. (“Datono”) (see note 6[B] for details). Together, Teyame and Datono operate as an integrated platform providing AI-powered omnichannel customer experience, marketing, financial and insurance distribution services.

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

As of September 30, 2026, we had a total of 38 full-time employees and 24 sub-contractors, including 30 certified cloud engineers, 11 Epic Certified EHR experts, 6 MEDITECH Certified EHR experts, 11 Admin full-time and 4 Admin sub-contractors. Many of the senior management team and the members of our board of directors hold advanced degrees and some are leading experts in the field of technology, investment banking and public markets.

During the period ended September 30, 2026, the Company effected a 1-for-60 reverse split of its issued and outstanding common stock on February 10, 2026, and subsequent to the end of the period, the Company effected a 1-for-20 reverse split of its issued and outstanding common stock on October 26, 2026. Each reverse split reduced the number of issued and outstanding shares of common stock in proportion to the split ratio, without changing the total authorized shares or the par value per share.

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

Our Business Model

The majority of our revenue is generated by the AI powered Customer Engagement segment following the Company’s acquisition of Teyame and Datono effective January 1, 2026, followed by the revenue earned through our full time employees who provide Software Services and Managed Services and Support to our clients in the Healthcare and Life Sciences industry. Our Software Services include strategic advisory, implementation and development services, and Managed Services and Support include post implementation support and cloud hosting.

Key Factors of Success

We believe that our future growth, market adoption, success, and the long-term value creation associated with Teyame and Datono acquisition through our wholly-owned subsidiary Teyame AI Holdings Inc., will depend on several strategic, operational and technological factors. These factors represent significant opportunities that management must successfully address in order to realize the expected benefits of the acquisition and accelerate the combined company’s growth trajectory.

Investment in scaling the business

We need to continuously invest in sales, and marketing to promote our solutions to new and existing customers in various geographies, and other operational and administrative functions in systems, controls and governance to support our expected growth and our transition into a public company. We anticipate that our employee strength will increase over time because of such investments.

On June 16, 2025 (the “Closing date”), Healthcare Triangle, Inc. (the “Company”), through its wholly owned subsidiary QuantumNexis Inc., a Delaware corporation, entered into an Asset and Stock Transfer Agreement (the “Agreement”) with Niyama Healthcare, Inc., a provider of Mental Health and Hospital Information Systems technology, across India, Southeast Asia, and Europe (the “Seller”). Pursuant to the Agreement, the Company agreed to purchase from the Seller (i) the Transferred Assets (comprising of contracts, intellectual property and related assets), and (ii) the Seller’s 100% shareholder equity interest in Ezovion Solutions Private Limited, Chennai, India - Hospital Information Systems SaaS Provider as Seller’s Equity (the “Transferred Equity”), as a whole and as a going concern in exchange for the Purchase Price (as defined below).

The total fair value of consideration transferred on the Acquisition Date was approximately $6,095, consisting of the following:

●	Cash paid at closing and within 120 days after closing: $1,494

●	Fair value of equity consideration: $4,601

●	Fair value of contingent consideration (earn-out): $0

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

The cash consideration includes: (i) $3,000 paid during 2025 pursuant to an advance agreement dated December 3, 2025, (ii) $6,000 paid during January 2026, (iii) $3,200 paid during April 2026, (iv)$1,400 paid during September 2026, and (v) $1,400 payable on the earlier of the conditions being met as outlined in the Share Purchase Agreement, or nine months from the date of the Share Purchase Agreement (but in no event prior to April 29, 2026).

The equity consideration includes: (a) restricted shares or pre-funded warrants of the Company’s common stock with an agreed value of $12,000, and (b) a series of the Company’s preferred stock with an agreed value of $18,000 that is convertible into the Company’s common stock, subject to stockholders’ approval. During the period ended September 30, 2026, a total of 488,703 shares of common equity (9,774,055 shares prior to the reverse split of 1:20 effected on October 26, 2026), were issued towards the full settlement of the equity component of purchase consideration of $12,000 and $18,000 respectively.

The number of shares of common stock issued as part of the equity consideration, and the number of shares of common stock underlying the preferred stock, were determined by reference to a “Base Price” equal to the average of the volume-weighted average prices (“VWAPs”) of the Company’s common stock for the five trading days immediately prior to the Closing Date, as further defined in the Share Purchase Agreement. The preferred stocks were converted into common stock subsequent to the stockholder approval on July 17, 2026 as contemplated by the Share Purchase Agreement.

The Share Purchase Agreement also provides for an earnout payable in the Company’s preferred stock to certain key management employees of the Acquired Companies, with an aggregate value of up to $5,000, subject to achievement of specified annual targets as outlined in the Share Purchase Agreement.

Purchase consideration	Amount
Cash paid up to September 30, 2026	$13,600
Purchase consideration payable as of September 30, 2026	1,400
Common stock	12,000
Preferred stock (convertible into common stock)	18,000
Earnout consideration	5,000
Total	$50,000

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

Pending the purchase price allocation, the Company has provisionally recognized an amount of $53,547 as of January 1, 2026, as follows:

Current assets acquired:
Cash and cash equivalents		$2
Accounts receivable, net		4,998
Other current assets		650
Total current assets		$5,650
Non-current assets acquired:
Furniture and equipment, net		$1,494
Operating lease right-of-use assets		1,419
Other non-current assets		206
Total assets acquired	(a)	$8,769

Liabilities assumed:
Accounts payable		$2,874
Operating lease liabilities		749
Short-term borrowing		5,659
Other current liabilities		1,875
Total current liabilities		$11,157
Non-current liabilities assumed
Long term debt		367
Operating long-term lease liabilities		646
Other non-current liabilities		146
Total liabilities assumed	(b)	12,316
Net liabilities assumed	(c = a – b)	$(3,547)

Preliminary intangible assets	(d)	$53,547
Total purchase consideration allocated (pending purchase price allocation)	(c + d)	$50,000

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

Components of Results of Operations

Revenues

During the quarters ended September 30, 2026, and 2025, the Company generated revenues of approximately $9.12 million compared to revenue of $3.49 million respectively, which represents an increase of $5.63 million or 161% compared to the previous year comparative quarter.

We provide our services and manage our business under these operating segments:

●	Software Services

●	Managed Services and Support

●	Customer Engagement Services

●	All others

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

All others

This segment includes Platform Services revenue. A typical Platform Services contract would provide for some or all of the following types of services being provided to the customer: Data Analytics, Backup and Recovery, through our Platform with contract terms unique to each customer. The Company delivers Platform Services through its proprietary platform. Where third-party technology or infrastructure is included in the arrangement, the Company evaluates whether it is acting as principal or agent based on whether it controls the service before transfer to the customer.

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

Gross Margin

The gross margin generated by the Company has increased to 23% in the quarter ended September 30, 2026, as compared to 18% in the quarter ended September 30, 2025, respectively.

The Customer Engagement Services segment generated $1.82 million in segment gross profit at a gross margin of approximately 28%, above the Company’s historical margin profile. The continued strength of this segment was the single largest driver of the Company’s overall gross margin expansion, to 23% in the quarter ended September 30, 2026, from 18% in the quarter ended September 30, 2025.

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

Results of Operations

The following tables set forth selected unaudited condensed consolidated statements of operations and comprehensive loss data and such data as a percentage of total revenues for each of the periods indicated:

	Quarter ended September 30,
	2026	% Sales	2025	% Sales

Revenue	$9,116	100%	$3,489	100%
Less:
Cost of revenue (exclusive of depreciation /amortization)	7,035	77%	2,871	82%
Sales and marketing	1,538	17%	1,022	29%
General and administrative	2,213	24%	2,085	60%
Research and development	231	3%	59	2%
Bad debts expense / (reversal)	26	-%	(20)	(1)%
Depreciation and amortization	74	1%	63	2%
Other income	(190)	(2)%	(731)	(21)%
Changes in fair value	629	7%	-	-%
Interest expense	80	1%	32	1%
Forex loss	26	-%	14	-%
Loss before income tax	$(2,546)	(28)%	$(1,906)	(55)%

Revenue from operations

	Quarter ended September 30,		Changes
	2026	2025	Amount	%

Revenue	$9,116	$3,489	$5,627	161%

Revenue increased by $5.63 million, or 161%, to $9.12 million for the quarter ended September 30, 2026, as compared to $3.49 million for the quarter ended September 30, 2025. Revenue from Customer Engagement Services, and All others increased in the current quarter, while revenue from Software Services and Managed Services and Support decreased.

Our top 5 customers accounted for 58% of the revenue in quarter ended September 30, 2026, and 56% during quarter ended September 30, 2025, respectively.

The following table has the breakdown of our revenues for the quarter ended September 30, 2026, and 2025 for each of our top 5 customers.

Top Five Customers Revenue for quarter ended September 30, 2026, and 2025.

(In thousands, except percentages)

	Quarter ended September 30, 2026		Quarter ended September 30, 2025
Customer	Amount	% of Revenue	Amount	% of Revenue
Customer 1	$2,647	29%	$689	20%
Customer 2	745	8%	583	17%
Customer 3	688	8%	296	8%
Customer 4	663	7%	235	7%
Customer 5	$588	6%	$133	4%

(*)	acquired as part of business combination during the period ended September 30, 2026.

The following table provides details of Customer 1 revenue by operating segments:

	Quarter ended September 30,		Changes
	2026	2025	Amount	%

Software services	$-	$-	$-	-%
Customer engagement services	2,647	-	2,647	100%
Managed services and support	-	689	(689)	(100)%
Total Revenue	$2,647	$689	$1,958	284%

Total revenue from Customer 1 increased by $1.96 million, or 284%, to $2.65 million for the quarter ended September 30, 2026, as compared to $0.69 million for the quarter ended September 30, 2025. Customer 1 did not generate Software Services revenue in either the quarter ended September 30, 2026, or the quarter ended September 30, 2025. Customer engagement services revenue increased by $2.65 million, or 100%, to $2.65 million for the quarter ended September 30, 2026, as compared to nil for the quarter ended September 30, 2025. Managed Services and Support revenue decreased by $0.69 million, or 100%, to nil for the quarter ended September 30, 2026, as compared to $0.69 million for the quarter ended September 30, 2025.

Cost of Revenue (exclusive of depreciation/amortization)

	Quarter ended September 30,		Changes
	2026	2025	Amount	%

Cost of revenue (exclusive of depreciation/amortization)	$7,035	$2,871	$4,164	145%

Cost of revenue, excluding depreciation and amortization, increased by $4.16 million, or 145%, to $7.04 million for the quarter ended September 30, 2026, as compared to $2.87 million for the quarter ended September 30, 2025.

Research and Development

	Quarter ended September 30,		Changes
	2026	2025	Amount	%

Research and development	$231	$59	$172	292%

Research and Development expenses increased by $0.17 million, or 292%, to $0.23 million for the quarter ended September 30, 2026, as compared to $0.06 million for the quarter ended September 30, 2025.

Sales and Marketing

	Quarter ended September 30,		Changes
	2026	2025	Amount	%

Sales and marketing	$1,538	$1,022	$516	50%

Sales and Marketing expenses increased by $0.52 million, or 50%, to $1.54 million for the quarter ended September 30, 2026, as compared to $1.02 million for the quarter ended September 30, 2025.

Sales and Marketing expenses for the quarters ended September 30, 2026, and 2025, were $1,538 and $1,022, of which advertisement expenses were $891 and $649 respectively.

General and Administrative

	Quarter ended September 30,		Changes
	2026	2025	Amount	%

General and administrative	$2,213	$2,085	$128	6%

General and Administrative expenses increased by $0.13 million, or 6%, to $2.21 million for the quarter ended September 30, 2026, as compared to $2.09 million for the quarter ended September 30, 2025.

Depreciation and Amortization

	Quarter ended September 30,		Changes
	2026	2025	Amount	%

Depreciation and amortization	$74	$63	$11	17%

Depreciation and Amortization expenses increased by $0.01 million, or 17%, to $0.07 million for the quarter ended September 30, 2026, as compared to $0.06 million for the quarter ended September 30, 2025.

Interest Expense

	Quarter ended September 30,		Changes
	2026	2025	Amount	%

Interest expense	$80	$32	$48	150%

Interest expenses increased by $0.05 million, or 150%, to $0.08 million for the quarter ended September 30, 2026, as compared to $0.03 million for the quarter ended September 30, 2025.

Other income

	Quarter ended September 30,		Changes
	2026	2025	Amount	%

Other income	$190	$731	$(541)	(74)%

Other income decreased by $0.54 million, or 74%, to $0.19 million for the quarter ended September 30, 2026, as compared to $0.73 million for the quarter ended September 30, 2025.

Changes in fair value

	Quarter ended
	September 30,
	(In thousands)		Changes
	2026	2025	Amount	%
Changes in fair value	$629	$-	$629	100%

Changes in fair value increased by $0.63 million, or 100%, to $0.63 million for the quarter ended September 30, 2026, as compared to nil for the quarter ended September 30, 2025.

Forex loss

	Quarter ended
	September 30,
	(In thousands)		Changes
	2026	2025	Amount	%
Forex loss	$26	$14	$12	86%

Forex loss increased by $0.01 million, or 86%, to $0.03 million for the quarter ended September 30, 2026, as compared to $0.01 million for the quarter ended September 30, 2025.

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Revenue increased by $17.41 million, or 162%, to $28.16 million for the nine months ended September 30, 2026, as compared to $10.75 million for the nine months ended September 30, 2025, primarily due to $19.71 million of revenue from the Customer Engagement Services segment acquired effective January 1, 2026. Revenue from Software Services decreased by $2.00 million, or 32%, to $4.30 million, and revenue from Managed Services and Support decreased by $0.30 million, or 7%, to $3.94 million, while revenue from All others remained unchanged at $0.21 million.

Cost of revenue, excluding depreciation and amortization, increased by $12.31 million, or 132%, to $21.62 million for the nine months ended September 30, 2026, as compared to $9.31 million for the nine months ended September 30, 2025, primarily due to $14.22 million of cost of revenue of the Customer Engagement Services segment. Gross margin increased to 23.2% for the nine months ended September 30, 2026, from 13.4% for the nine months ended September 30, 2025.

Sales and marketing expenses increased by $2.03 million, or 101%, to $4.04 million; general and administrative expenses increased by $5.79 million, or 130%, to $10.25 million; and research and development expenses increased by $0.11 million, or 43%, to $0.37 million, in each case for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily reflecting the inclusion of the acquired Teyame and Datono operations and transaction, integration and professional costs. Depreciation and amortization increased by $1.34 million to $1.41 million, primarily due to amortization of intellectual property and depreciation of furniture and equipment.

Changes in fair value of $3.72 million for the nine months ended September 30, 2026 (nil for the nine months ended September 30, 2025) relate to the 2025 Convertible Notes and 2026 Convertible Notes, which are measured at fair value (see note 10). Interest expense decreased by $0.21 million, or 46%, to $0.25 million, and other income decreased by $0.22 million, or 26%, to $0.64 million. As a result, net loss increased to $13.15 million for the nine months ended September 30, 2026, from $4.97 million for the nine months ended September 30, 2025.

Revenue, Cost of Revenue and Operating Profit by Operating Segments

During the three months ended September 30, 2026, the Company refined and simplified the presentation of its segment disclosures in accordance with ASC 280, Segment Reporting, to better align with the financial information regularly provided to its Chief Operating Decision Makers (“CODMs”) for evaluating operating performance and allocating resources.

We manage and report our business under four operating segments which are Software Services, Managed Services and Support, Customer Engagement Services, and All others.

The revised presentation focuses on reportable segment revenues, the measure of segment profit or loss used by the CODMs and other disclosures required under ASC 280. Amounts previously presented under “Corporate and Others” have been reclassified, as applicable, to “All others” non-reportable business activities or unallocated corporate reconciling items, as corporate activities do not constitute a reportable operating segment.

Comparative segment information for the three and nine months ended September 30, 2025 has been reclassified to conform to the current-period presentation. These changes have no impact on the Company’s previously reported consolidated financial position, results of operations or cash flows.

	Quarter ended September 30,		Changes
	2026	2025	Amount	%
Software services	$1,202	$2,040	$(838)	(41)%
Managed services and support	1,316	1,379	(63)	(5)%
Customer engagement services(*)	6,525	-	6,525	100%
All others	73	70	3	4%
Revenue	$9,116	$3,489	$5,627	161%

Revenue from Software services decreased by $0.84 million, or 41% to $1.20 million for the quarter ended September 30, 2026, as compared to $2.04 million for the quarter ended September 30, 2025. Revenue from Managed services and support decreased by $0.06 million, or 5% to $1.32 million for the quarter ended September 30, 2026, as compared to $1.38 million for the quarter ended September 30, 2025. Revenue from Customer engagement services increased by 100% to $6.53 million for the quarter ended September 30, 2026, as compared to nil for the quarter ended September 30, 2025. Revenue from all others increased by 4% to $0.07 million for the quarter ended September 30, 2026, as compared to $0.07 million for the quarter ended September 30, 2025.

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

Cost of Revenue

	Quarter ended September 30,		Changes
	2026	2025	Amount	%

Software services	$1,041	$1,738	$(697)	(40)%
Managed services and support	1,009	1,092	(83)	(8)%
Customer engagement services	4,706	-	4,706	100%
All others	279	41	238	580%
Cost of revenue	$7,035	$2,871	$4,164	145%

Cost of revenue for Software services decreased by $0.70 million, or 40%, to $1.04 million for the quarter ended September 30, 2026, as compared to $1.74 million for the quarter ended September 30, 2025. Cost of revenue for Managed Services and Support decreased by $0.08 million, or 8%, to $1.01 million for the quarter ended September 30, 2026, as compared to $1.09 million for the quarter ended September 30, 2025. Cost of revenue for Customer engagement services increased by $4.71 million, or 100% for the quarter ended September 30, 2026, as compared to nil for the quarter ended September 30, 2025. Cost of revenue for all others increased by $0.24 million, or 580%, to $0.28 million for the quarter ended September 30, 2026, as compared to $0.04 million for the quarter ended September 30, 2025.

Segment operating results by reportable segments were as follows:

Operating results by Operating Segment

Three months ended September 30, 2026
	Software Services	Managed Services	Customer Engagement Services*	All others	Total Reportable Segments	Corporate and other items	Consolidated Total
Revenue	$1,202	1,316	6,525	73	9,116	-	9,116
Cost of revenue	(1,041)	(1,009)	(4,706)	(279)	(7,035)	-	(7,035)
Sales and marketing	(117)	(114)	(444)	-	(675)	(863)	(1,538)
General and administrative	(186)	(46)	(1,259)	-	(1,491)	(722)	(2,213)
Others, net	(45)	-	30	-	(15)	(861)	(876)
Profit / (Loss) before income taxes	$(187)	147	146	(206)	(100)	(2,446)	(2,546)

(*)	represents segment acquired as part of business combination. See note 6(B) for details.

Three months ended September 30, 2025[1]
	Software Services	Managed Services	Others	Total Reportable Segments	Corporate and other items	Consolidated Total
Revenue	$2,040	1,379	70	3,489	-	3,489
Cost of revenue	(1,738)	(1,092)	(41)	(2,871)	-	(2,871)
Sales and marketing	(280)	(173)	-	(453)	(569)	(1,022)
General and administrative	(652)	(299)	-	(951)	(1,134)	(2,085)
Others, net	-	-	-	-	583	583
Profit / (Loss) before income taxes	$(630)	(185)	29	(786)	(1,120)	(1,906)

(1)	Comparatives have been rearranged for the purposes of comparison.

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

As of September 30, 2026, and December 31, 2025, the balances outstanding are $1,975, and $3,826 respectively. The balances are unsecured, non-interest bearing and are expected to be settled in the ordinary course of business, as outlined below:

-

$3,200 was advanced to SecureKloud Technologies Ltd. in connection with the design, develop and deliver an Integrated Health Advisory & Care Platform & Tools including certain artificial intelligence-enabled software tools and related intellectual property, intended to support the Company’s current and future product offerings, During the period ended September 30, 2026, progress billings amounting to $1,225 were moved to platform work-in-progress (See note 9), and accordingly, $1,975 remained as advance as of September 30, 2026.

On June 24, 2026, the Company entered into a Securities Exchange Agreement with SecureKloud pursuant to which certain preferred equity securities held by SecureKloud were exchanged for shares of the Company’s common stock on July 28, 2026, following receipt of stockholder approval. In connection with the July 28, 2026, exchange and extinguishment of the Series B Convertible Preferred Stock, the Company assessed the qualitative nature and integrated terms of its settlement with SecureKloud, a related party, and concluded that settlement of the $626 advance represented consideration transferred in the equity exchange rather than a separate settlement expense. Accordingly, the Company reversed the $626 provision during the period ended September 30, 2026, and included the advance settlement in the consideration accounted for directly within stockholders’ equity. The adjustment reduced third-quarter expense and the deemed contribution arising from the preferred-stock extinguishment by $626 each. The combined adjustment was noncash and had no effect on total stockholders’ equity at September 30, 2026. Management evaluated the quantitative and qualitative effects, including the nature of the transaction and its effects on earnings and earnings per share, and concluded that the matter was not material to the previously issued interim financial statements for the three and six months ended June 30, 2026, and that recognition of the adjustment in the third quarter did not materially affect the interim financial statements for the three and nine months ended September 30, 2026. See also note 13(B).

C.	Related party transactions:

Following are the transactions with related parties during the periods presented:

Related Parties	Nature of transactions	Quarter ended September 30, 2026	Quarter ended September 30, 2025
SecureKloud Technologies Limited, India	Services received and paid for	$1,225	$470
	Amounts advanced	-	525
Healthcare Triangle (Pvt.) Limited, India	Services received and paid for	530	-
	Amounts advanced	-	-
SecureKloud Technologies, Inc.	Services received and paid for	-	-
	Amounts advanced	-	-
	Services rendered	-	-
	Amounts collected by related party on behalf of the Company	-	27
	Rent expenses paid	-	44
Blockedge Technologies, Inc.	Services received and paid for	60	40
	Amounts advanced	-	140
	Revenue	-	9
Key management personnel	Remuneration	309	133
Board of Directors	Compensation	55	-
	Amount advanced	$40	-

During the period ended September 30, 2026, the Company issued 1,781,745 shares (89,087 shares, subsequent to one-for-twenty reverse stock-split effective October 26, 2026) of common stock to Blockedge Technologies Inc., a subsidiary of SecureKloud Technologies Limited, India, and 1,046,422 shares (52,321 shares, subsequent to one-for-twenty reverse stock-split effective October 26, 2026) to Robinson Vincent, on behalf of SecureKloud Technologies Limited, India, in connection with extinguishment of 1,600,000 Preferred B stock previously held by SecureKloud Technologies Limited, India.

Liquidity and Capital Resources

Liquidity

The current ratio measures a company’s ability to pay off its current liabilities (payable within one year) with its total current assets such as cash, accounts receivable, and inventories. The Company’s current ratio, as at September 30, 2026 is 0.62 compared to 1.03 as at December 31, 2025.

The Company’s debt equity ratio, as at September 30, 2026, is 0.25, compared to 1.08 as at December 31, 2025.

The Company does not have inventory and hence the quick ratio is the same as the current ratio.

Sources of Liquidity

	As of September 30, 2026	As of September 30, 2025

Cash and cash equivalents	$1,869	$1,629

As of September 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $1.87 million. We have financed our operations primarily through financing activities, including sales of our common stock and debt financing. We believe our existing cash and cash equivalents, together with funds available under our At-the-Market Sales Agreement and Equity Line of Credit, will be sufficient to meet our working capital requirements over the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the expansion of sales and marketing activities and the ongoing investments in platform development.

We have incurred recurring losses from operations and negative operating cash flows, and as of September 30, 2026, our current liabilities of $14.38 million exceeded our current assets of $8.86 million. Our 2026 Convertible Notes, with a fair value of $3.60 million as of September 30, 2026, mature on December 12, 2026, and we are generally required to apply 25% of the net proceeds of specified financings toward their repayment. In addition, our ability to sell shares under the Equity Line of Credit and the At-the-Market Sales Agreement is subject to market conditions, trading volume, an effective registration statement and our continued listing on Nasdaq. On October 1, 2026, we received a Staff Delisting Determination from Nasdaq, and we are awaiting the decision of the Nasdaq Hearings Panel. If our common stock were delisted, or if we were otherwise unable to access these facilities on acceptable terms, our liquidity and our ability to fund operations and repay our obligations as they become due could be materially and adversely affected.

Cash Flows

The following table presents a summary of our consolidated cash flows provided by / (used in) operating, investing, and financing activities for the periods indicated:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025

Cash flows used in operating activities	$(10,207)	$(10,156)
Cash flows used in investing activities	(10,699)	(1,289)
Cash flows provided by financing activities	15,168	13,054
Cumulative translation adjustment	(18)	-
Net (decrease) / increase in cash and cash equivalents	$(5,756)	$1,609

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026, was $(10.21) million compared to $(10.16) million for the nine months ended September 30, 2025.

Investing Activities

Net cash used in investing activities was $(10.70) million for the nine months ended September 30, 2026, compared to $(1.29) million for the nine months ended September 30, 2025.

Financing Activities

Net cash provided by financing activities was $15.17 million for the nine months ended September 30, 2026, compared to $13.05 million for the nine months ended September 30, 2025.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, as of September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Operating Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Operating Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in routine litigation that arises in the ordinary course of business.

The information concerning legal proceedings involving L1 Capital Global Opportunities Master Fund Ltd. disclosed in Note 15, Legal Matters, and Note 18, Subsequent Events, to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 16, 2026. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2026 (relating to the issuance on July 28, 2026 of 9,718,373 shares (485,919 shares subsequent to the one-for-twenty reverse stock-split effective October 26, 2026) of common stock in connection with the Teyame acquisition and 2,828,167 shares (141,408 shares subsequent to such reverse stock-split) of common stock pursuant to the Securities Exchange Agreement with SecureKloud, each in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder), during the quarter ended September 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

On March 11, 2026, the Company announced a share repurchase program authorized by its Board of Directors on March 9, 2026, and effective immediately, permitting the repurchase of up to $2.0 million of its outstanding common stock. The repurchase program does not have an expiration date and may be suspended, modified or discontinued at any time at the Company’s discretion.

During the three months ended September 30, 2026, the Company repurchased an aggregate of 127,248 shares (6,362 shares subsequent to the one-for-twenty reverse stock-split effective October 26, 2026) of common stock in a single transaction under the publicly announced repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Shares Purchased Under Publicly Announced Program	Approximate Dollar Value Remaining Under Program
September 1 - September 30, 2026	127,248	$0.768	127,248	$1.9 million
Total	127,248	$0.768	127,248	$1.9 million

The repurchase program permits purchases through open-market transactions, privately negotiated transactions or other permitted means, subject to applicable securities laws and market conditions.

(1)	Total number of shares and the average price per share represent shares bought prior to the one-for-twenty reverse stock-split effective October 26, 2026. The value subsequent to the reverse stock-split are 6,362 shares and $15.36 per share respectively.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1†	Separation and Distribution Agreement, dated as of September 2, 2026, by and between Healthcare Triangle, Inc. and Teyame AI Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2026).
10.1†	Transition Services Agreement, dated as of September 2, 2026, by and between Healthcare Triangle, Inc. and Teyame AI Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2026).
10.2	First Amendment to the Equity Purchase Agreement, dated September 22, 2026, by and between Healthcare Triangle, Inc. and Hudson Global Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2026).
21.1*	List of subsidiaries of the registrant
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith (Exhibits 32.1 and 32.2 are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934).

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE TRIANGLE, INC.

Date: November 13, 2026	/s/ Sujatha Ramesh
Sujatha Ramesh
Board Director and Chief Operating Officer
(Principal executive officer)

Date: November 13, 2026	/s/ David Ayanoglou
David Ayanoglou
Chief Financial Officer
(Principal financial officer)